Form 10-Q
period 1996-03-31
THERATECH INC /DE/
filed 1996-05-14
CIK 885015

                                THERATECH, INC.
                                ---------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934







For the quarterly period ended   MARCH 31, 1996


                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _____ to _____





Commission File Number:  0-20063
                         -------

                                 THERATECH, INC.
             (Exact name of registrant as specified in its charter)



       DELAWARE                                              87-0420511
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


                   417 WAKARA WAY, SALT LAKE CITY, UTAH         84108
               (Address of principal executive offices)       (Zip Code)

                                 (801) 588-6200
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      X       YES             NO
     ---               ---





         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 1996:




       CLASSES OF COMMON STOCK                      NUMBER OF SHARES OUTSTANDING
       -----------------------                      ----------------------------
    Common Stock, $0.01 par value                             13,481,046

                                 THERATECH, INC.

                                 --------------




                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements                                             Page

         Condensed Consolidated Statements of Operations  --
         Three months ended March 31, 1996 and 1995 .......................  3

         Condensed Consolidated Balance Sheets  --
         March 31, 1996 and December 31, 1995 .............................  4

         Condensed Consolidated Statements of Cash Flows  --
         Three months ended March 31, 1996 and 1995 .......................  5

         Notes to Condensed Consolidated Financial Statements .............  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ....................  7

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ................................. 10

                                 THERATECH, INC.

                                -----------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                     -----------------------------

                                                         1996              1995
                                                         ----              ----
                                                      (UNAUDITED)      (UNAUDITED)

Revenues:
   Research and development                          $  2,852,345      $  2,485,898
   Product sales                                        2,174,334            --
   Licensing                                              850,000           550,000
   Interest and other                                     475,649           416,392
                                                     ------------      ------------
      Total revenues                                    6,352,328         3,452,290
Costs and expenses:
   Research and development                             3,876,034         4,151,021
   Cost of products sold                                2,235,068            --
   General and administrative                           1,220,570         1,148,022
   Interest and other                                     296,181           220,995
                                                     ------------      ------------
      Total costs and expenses                          7,627,853         5,520,038
                                                     ------------      ------------
Net loss                                             $ (1,275,525)     $ (2,067,748)
                                                     ============      ============
Net loss per share                                   $      (0.10)     $      (0.16)
                                                     ============      ============
Shares used in calculation of net loss per share       13,401,165        13,083,534
                                                     ============      ============



                             See accompanying notes.

                                 THERATECH, INC.

                                -----------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 MARCH 31,        DECEMBER 31,
                                                                                   1996             1995 (1)
                                                                               ------------      ------------
                                                                                (UNAUDITED)

Current assets:
       Cash, cash equivalents and short-term investments (2)                   $ 17,514,707      $ 18,718,985
       Contracts and accounts receivable                                          1,170,619         2,157,559
       Inventories                                                                3,101,973         2,418,516
       Prepaid expenses                                                             493,006           147,860
                                                                               ------------      ------------
                   Total current assets                                          22,280,305        23,442,920
Investments in long-term securities (2)                                           4,176,587         6,379,122
Plant and equipment:

       Plant                                                                      9,301,171         9,291,313
       Equipment                                                                  9,714,396         9,253,425
       Leasehold improvements                                                       912,183           918,484
       Construction in progress                                                   3,685,101         2,366,678
                                                                               ------------      ------------
                                                                                 23,612,851        21,829,900
       Less accumulated depreciation and amortization                            (4,108,852)       (3,666,441)
                                                                               ------------      ------------
                   Net plant and equipment                                       19,503,999        18,163,459
Other assets                                                                      2,874,207         2,850,553
                                                                               ------------      ------------
                                Total assets                                   $ 48,835,098      $ 50,836,054
                                                                               ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable and accrued liabilities                                $  3,506,312      $  4,432,665
       Current portion of notes payable and capital lease obligations             2,172,730         2,047,124
       Unearned revenue                                                           2,406,081         2,432,822
                                                                               ------------      ------------
                   Total current liabilities                                      8,085,123         8,912,611

Notes payable and capital lease obligations, less current portion                 9,815,773        10,319,993
Unearned revenue                                                                  1,212,000         1,212,000

Commitments

Stockholders' equity:
       Common stock                                                                 134,783           133,385
       Additional paid-in capital                                                68,233,590        67,575,841
       Unrealized gain on investments held as available-for-sale                     52,617            79,941
       Accumulated deficit                                                      (38,561,597)      (37,286,072)
       Cumulative translation adjustment                                           (137,191)         (111,645)
                                                                               ------------      ------------
                   Total stockholders' equity                                    29,722,202        30,391,450
                                                                               ------------      ------------
                                Total liabilities and stockholders' equity     $ 48,835,098      $ 50,836,054
                                                                               ============      ============


                             See accompanying notes

(1)   Derived from audited financial statements

(2) TheraTech's total cash position as of March 31, 1996 and December 31, 1995 was $21,691,294 and $25,098,107, respectively, which includes cash, cash equivalents, and short- and long-term investments.

                                 THERATECH, INC.

                                -----------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                          -------------------------------
                                                                              1996                 1995
                                                                              ----                 ----
                                                                          (UNAUDITED)          (UNAUDITED)

OPERATING ACTIVITIES:
Net loss                                                                  $ (1,275,525)     $ (2,067,748)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
       Depreciation and amortization                                           501,636           224,016
       Compensation expense related to the grant of stock options                  477            18,750
       Changes in operating assets and liabilities:
            Contracts and accounts receivable                                  986,940           108,175
            Inventories                                                       (683,457)               --
            Prepaid expenses                                                   (47,664)           36,155
            Accounts payable and accrued liabilities                          (926,353)         (753,640)
            Unearned revenue                                                   (26,741)               --
                                                                          ------------      ------------
Net cash used in operating activities                                       (1,470,687)       (2,434,292)

INVESTING ACTIVITIES:
Decrease (increase) in investments                                             149,451        (1,301,560)
Purchase of plant and equipment                                             (1,876,877)       (1,169,369)
Other assets                                                                   (31,742)         (146,413)
                                                                          ------------      ------------
Net cash used in investing activities                                       (1,759,168)       (2,617,342)

FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and capital lease obligations               --            18,943
Proceeds from issuance of common stock                                         658,670           149,570
Payment of notes payable and capital lease obligations                        (633,307)         (338,939)
                                                                          ------------      ------------
Net cash provided by (used in) financing activities                             25,363          (170,426)
Effect of exchange-rate changes on cash and cash equivalents                   (25,546)           30,291
                                                                          ------------      ------------
Net decrease in cash and cash equivalents                                   (3,230,038)       (5,191,769)
Cash and cash equivalents at beginning of period                            14,554,352        17,690,459
                                                                          ------------      ------------
Cash and cash equivalents at end of period                                  11,324,314        12,498,690
Short-term investments                                                       6,190,393         5,040,022
                                                                          ------------      ------------
Cash, cash equivalents and short-term investments at end of period        $ 17,514,707      $ 17,538,712
                                                                          ============      ============


                             See accompanying notes.

                                 THERATECH, INC.

                                -----------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1996

FINANCIAL STATEMENTS

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of TheraTech, Inc. (the "Company") as of March 31, 1996 and the results of its operations and cash flows for the interim periods ended March 31, 1996 and 1995. The operating results for the interim periods are not necessarily indicative of the results for a full year. For further discussion of the Company's accounting policies, refer to the Company's audited financial statements for the year ended December 31, 1995.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Nippon TTI K.K. ("TheraTech Japan"). All significant intercompany accounts and transactions have been eliminated.

INVENTORY

At March 31, 1996, inventory is stated at the lower of cost or market and consists of the following:

          Raw materials       $2,512,732
          Work in process        159,234
          Finished goods         430,007
                              ----------
                              $3,101,973
                              ==========


REVENUES

The Company has entered into various collaborative research and development, product licensing and marketing agreements with certain pharmaceutical companies ("Collaborative Partners"). These agreements provide for TheraTech to receive payments in various forms, including licensing fees upon execution of an agreement, periodic payments in support of TheraTech research and product development activities and milestone payments upon achievement of certain technical and regulatory goals. Research and development revenues and licensing fees are recognized as earned based on terms in the specific contracts. Milestone payments are included in revenues in the period in which the applicable milestone is achieved.

TheraTech has also entered into various product supply agreements to manufacture products for certain Collaborative Partners. These agreements include provisions for TheraTech to recognize product sales and unearned revenue at the time TheraTech ships product to the Collaborative Partner and/or at the time the Collaborative Partner ships product to its customers. Unearned revenue relates to advances on future product sales.

COMMITMENTS

TheraTech has entered into a purchase commitment with a sole source supplier for material used in its manufacturing process. Under this agreement, TheraTech has agreed to purchase, at a predetermined price, fixed quantities over three years as follows:

          1996          $2,725,000
          1997           2,885,000
          1998           3,060,000
                        ----------
                        $8,670,000
                        ==========



In November 1995, TheraTech initiated a capital project of approximately $2,400,000 to finish and equip expansion space within its commercial manufacturing facility. When completed, this expansion will allow TheraTech to more quickly react to future demand for its products.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the current period presentation.

                                 THERATECH, INC.

                                 --------------


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Since its inception in January 1985, TheraTech has devoted substantially all of its resources to drug delivery research and development programs. In late September 1995, TheraTech received marketing clearance from the U.S. Food and Drug Administration ("FDA") for the Androderm(R) Testosterone Transdermal System for men, the Company's first commercial product. TheraTech currently receives its revenues primarily from research and development fees, licensing fees, milestone payments, and beginning in October 1995, product sales from commercial shipments of Androderm(R).

The Company has entered into various product development, marketing and manufacturing agreements with major pharmaceutical companies. These agreements provide for TheraTech to receive payments in various forms, including periodic payments for research and product development activities, milestone payments upon achievement of certain technical and regulatory goals, licensing fees and revenues from product sales. TheraTech may also recognize revenue based on its Collaborative Partners' product sales. In addition, TheraTech is independently developing products involving a variety of drug delivery methods.

The Company's results of operations vary significantly from quarter to quarter and depend, among other factors, on the signing of new product development agreements, the timing of fees and milestone payments made by Collaborative Partners, the progress of clinical trials, product sales levels and costs associated with the manufacturing processes. The timing of the Company's research and development revenues may not match the timing of the associated expenses. The amount of revenues in any given period is not necessarily indicative of future revenues. Although expenses in prior years have exceeded revenues in any particular period, TheraTech's management anticipates that with the commencement of product sales, revenues in future years should equal or exceed expenses in the related years.

TheraTech has negotiated marketing agreements for its Testosterone Transdermal System with several partners covering various countries. These partners and countries include SmithKline Beecham in the U.S., Canada, Australia, New Zealand and East and West Europe excluding France, Spain, Portugal and Scandinavia; Laboratories Fournier S.C.A. ("Fournier") in France and French-speaking Africa; Compania Espanola de la Penicilina y Antibioticos, S.L. ("CEPA") in Spain; Produtos Farmaceuticos Bioty, Lda. ("Bioty") in Portugal; Astra AB ("Astra") in Scandinavia; Wyeth-Ayerst International, Inc. ("Wyeth-Ayerst") in Mexico, Central and South America, non-French-speaking Africa and the Middle East; Grelan Pharmaceutical Co., Ltd. ("Grelan") in Japan and Sam Yang Co., Ltd. ("Sam Yang") in South Korea. This product will be marketed under the trade name Androderm(R) in the U.S. and Canada.

TheraTech was responsible for filing the Androderm(R) New Drug Application ("NDA") in the United States with the FDA. In all other countries, TheraTech's partners are responsible for filing and obtaining regulatory approvals to market the testosterone product. The ability to market and the timing of the testosterone product launch in the various countries is dependent upon obtaining the necessary regulatory approvals. In April 1996, TheraTech and Astra announced that their testosterone transdermal patch had been granted marketing authorization in Sweden by the Swedish Medical Products Agency under the trade name ATMOS(R).

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 and 1995

The Company had total revenues of $6,352,000 for the three months ended March 31, 1996 compared to $3,452,000 for the respective period in 1995. These revenues when combined with the corresponding quarterly expenses resulted in net losses of $1,276,000 in the 1996 period and $2,068,000 in the 1995 period.

                                 THERATECH, INC.

                                 --------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

RESEARCH AND DEVELOPMENT REVENUES were $2,852,000 and $2,486,000 for the three months ended March 31, 1996 and 1995, respectively. During the 1996 quarter, TheraTech earned revenues from Proctor & Gamble Pharmaceuticals, Inc. ("P&G") for estradiol commercialization activities and for Phase II studies on the estradiol/progestin combination product. TheraTech also earned during the 1996 quarter revenues from Grelan, SmithKline Beecham and Meiji Milk Products Co. ("Meiji"). During the 1995 quarter, TheraTech signed an agreement with P&G to develop and market new hormone replacement products for women. Under this agreement, TheraTech received payments for signing the agreement and for partial reimbursement of estradiol Phase III clinical trial costs. Milestone and cost reimbursement payments were also received from Nichiiko Pharmaceutical Co., Ltd, Meiji, and SmithKline Beecham.

PRODUCT SALES for the three months ended March 31, 1996 were $2,174,000 consisting of sales of Androderm(R) in the U.S.

LICENSING REVENUES were $850,000 and $550,000 for the three months ended March 31, 1996 and 1995, respectively. During the 1996 quarter, TheraTech received payments under a testosterone product licensing agreement for the achievement of milestones. During the 1995 quarter, TheraTech earned licensing fees by signing agreements with P&G for worldwide (excluding Asian countries) marketing rights covering new female hormone replacement products and with Astra for distribution of the testosterone transdermal product in Scandinavia.

INTEREST AND OTHER REVENUES were $476,000 and $416,000 for the three months ended March 31, 1996 and 1995, respectively, and consisted primarily of interest income of $335,000 and $411,000, respectively. Interest income during the 1996 quarter decreased from the 1995 quarter due to lower average balances in cash, cash equivalents and investments. Other revenues in the 1996 quarter included intermediate materials sold to a collaborative partner and a foreign currency transaction gain on a collaborative partner payment.

RESEARCH AND DEVELOPMENT EXPENSES for the three months ended March 31, 1996 and 1995 were $3,876,000 and $4,151,000, respectively. In the 1995 quarter, TheraTech conducted Phase III clinical trials on its estradiol transdermal product. These clinical trials and the associated costs were substantially completed during 1995 and therefore costs associated with clinical trials decreased in the 1996 quarter in comparison to the 1995 quarter. However, this decrease was partially offset by an increase in spending on commercialization activities for the estradiol transdermal product and other projects funded both internally and by Collaborative Partners.

COST OF PRODUCTS SOLD for the three months ended March 31, 1996 were $2,235,000, which includes direct and indirect manufacturing costs attributable to the production of Androderm(R) for sales in the U.S.

GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended March 31, 1996 and 1995 were $1,221,000 and $1,148,000, respectively.

INTEREST AND OTHER EXPENSES for the three months ended March 31, 1996 and 1995 were $296,000 and $221,000, respectively, and consisted primarily of interest expense. The Company incurred interest expense of $282,000 and $218,000 for the three months ended March 31, 1996 and 1995, respectively, which reflects an increase in notes payable and capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, TheraTech has funded its operations primarily through equity and debt financing, collaborative research and development agreements, licensing fees, interest income, other revenues and beginning in October 1995, product sales. As of March 31, 1996 and December 31, 1995, TheraTech had cash, cash equivalents and investments totaling $21,691,000 and $25,098,000, respectively. This decrease was the result of cash used in operating and investing activities, partially offset with cash provided by financing activities as reflected in the Condensed Consolidated Statements of Cash Flows.

                                 THERATECH, INC.

                                 --------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Net cash used in operating activities for the three months ended March 31, 1996 was $1,471,000 compared to $2,434,000 for the three months ended March 31, 1995. Cash used in the 1996 quarter was primarily due to the net operating loss along with increases in inventory and decreases in accounts payable and accrued liabilities, partially offset by a decrease in contracts and accounts receivable. In comparison, cash used in operating activities during the 1995 quarter was primarily due to a net loss along with decreases in accounts payable and accrued liabilities, partially offset by a decrease in contracts and accounts receivable.

The net use of cash in operating activities in the current period is not necessarily indicative of future levels. As a result of changing levels of product sales and production costs, the timing of milestone payments and licensing fees, and the timing of expenditures for new and existing product development programs, net income or loss and accordingly the levels of net cash provided by or used in operations will vary from year to year.

During the three months ended March 31, 1996, the Company's investing activities used $1,759,000 compared to $2,617,000 for the 1995 quarter. Cash used during the 1996 quarter in investing activities was primarily for the purchase of equipment for the commercial manufacturing facility, additional research and development and office equipment. In comparison, cash used in the 1995 quarter was primarily for the net purchase of investments and for the purchase of equipment for the commercial manufacturing facility, additional research and development and office equipment.

The Company's future capital expenditure requirements will depend upon numerous factors, including the progress of research and development activities, the resources that the Company devotes to the independent development of products and technologies, and the need for additional manufacturing plant and equipment due to the demand for its other products if and when approved.

Net cash provided by financing activities for the three months ended March 31, 1996 was $25,000 compared to net cash used in financing of $170,000 for the three months ended March 31, 1995. Cash provided in the 1996 quarter consists primarily of proceeds from the issuance of stock in both the employee stock purchase plan and the employee stock option plan, offset by payments on notes payable and capital lease obligations. In comparison, cash used in the 1995 quarter was primarily for payments on notes payable and capital lease obligations partially offset by proceeds from the issuance of stock in both the employee stock purchase plan and the employee stock option plan. Based upon current expectations of operations and capital expenditures for 1996, the Company anticipates that its available cash, cash equivalents and investments plus anticipated revenues from collaborative agreements, product licensing and sales, interest income and bank financing should be sufficient to fund its capital requirements and operating activities for the foreseeable future.

RISK FACTORS THAT MAY AFFECT EARNINGS AND STOCK PRICE

The statements contained in this report on SEC Form 10-Q that are not purely historical are forward looking statements, including statements regarding the Company's future product developments, commercial opportunities, expectations, goals, strategies, mission or intentions regarding the future. Forward looking statements include statements regarding: future regulatory approvals by U.S. or foreign regulatory authorities, future financial performance, and continued performance by various distributors of TheraTech's products under, but not limited to, the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this document are made as of the date hereof, based on information available to TheraTech as of the date hereof, and TheraTech assumes no obligation to update any forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the following: the need to continually develop and commercialize new products; the expensive, time consuming and uncertain FDA and foreign government approval processes; dependence on third-party marketing efforts; competitive factors such as new product or feature introductions by rival manufacturers and price pressures; dependence on sole source suppliers; limited history of large-scale manufacturing of newly approved products; and exposure to product liability suits. You should consult the risk factors listed from time to time in the Company's reports on SEC forms 10-K and 10-Q.

                                 THERATECH, INC.

                                 --------------

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         None

(b)      No reports were filed on Form 8-K during the quarter.

                                 THERATECH, INC.

                                 --------------




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 THERATECH, INC.
                                                 -----------------------------
                                                 (Registrant)


Date:  May 13, 1996                     By:      DINESH C. PATEL
                                                 -----------------------------
                                                 Dinesh C. Patel, Ph.D.
                                                 President and
                                                 Chief Executive Officer





Date:  May 13, 1996                     By:      ALEXANDER L. SEARL
                                                 -----------------------------
                                                 Alexander L. Searl
                                                 Senior Vice President and
                                                 Chief Financial Officer