Form 10-Q
period 1996-06-30
THERATECH INC /DE/
filed 1996-08-12
CIK 885015

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 0-20063


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

                             X   Yes            No
                           -----          -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of: JULY 31, 1996

          Classes of Common Stock          Number of shares outstanding
       COMMON STOCK, $0.01 PAR VALUE               20,330,319

                                THERATECH, INC.
                                 -------------

                               INDEX TO FORM 10-Q


                        PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements                                                                           Page
         --------------------                                                                           ----

         Condensed Consolidated Statements of Operations
         Three months ended June 30, 1996 and 1995, and six months ended June 30, 1996 and 1995......      3

         Condensed Consolidated Balance Sheets
         June 30, 1996 and December 31, 1995.........................................................      4

         Condensed Consolidated Statements of Cash Flows
         Six months ended June 30, 1996 and 1995.....................................................      5

         Notes to Condensed Consolidated Financial Statements........................................      6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...............................................      7


                          PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.........................................     11

Item 6.  Exhibits and Reports on Form 8-K............................................................     11

                                THERATECH, INC.
                                  ----------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                         JUNE 30,                           JUNE 30,
                                               -----------------------------       --------------------------
                                                   1996              1995              1996          1995
                                               -----------       -----------       -----------    -----------
                                               (UNAUDITED)       (UNAUDITED)       (UNAUDITED)    (UNAUDITED)
Revenues:
  Research and development                      $5,916,508        $4,857,718        $8,768,853    $7,343,616
  Product sales                                  2,438,276                --         4,612,610            --
  Licensing                                        135,000            65,000           985,000       615,000
  Interest and other                               332,740           410,613           808,389       827,004
                                                ----------       -----------        ----------    ----------
    Total revenues                               8,822,524         5,333,331        15,174,852     8,785,620
Costs and expenses:
  Research and development                       4,341,479         5,460,823         8,217,513     9,611,844
  Cost of products sold                          1,866,106                --         4,101,174            --
  General and administrative                     1,253,101         2,011,449         2,473,671     3,159,471
  Interest and other                               292,741           230,437           588,922       451,431
                                                ----------       -----------        ----------    ----------
    Total costs and expenses                     7,753,427         7,702,709        15,381,280    13,222,746
                                                ----------       -----------        ----------    ----------
Net income (loss)                               $1,069,097       $(2,369,378)        $(206,428)  $(4,437,126)
                                                ==========       ===========        ==========    ==========
Net income (loss) per share                          $0.05            $(0.12)           $(0.01)       $(0.23)
                                                ==========       ===========        ==========    ==========
Shares used in calculation
of net income (loss) per share                  20,233,658        19,733,230        20,160,597    19,681,948
                                                ==========       ===========        ==========    ==========

                             See accompanying notes.

                                THERATECH, INC.
                                  ---------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                              JUNE 30,    DECEMBER 31,
                                                                               1996         1995 (1)
                                                                            -----------   ------------
                                                                            (UNAUDITED)
Current assets:
 Cash, cash equivalents and short-term investments (2)                       $19,326,953   $18,718,985
 Contracts and accounts receivable                                             3,643,618     2,157,559
 Inventories                                                                   2,522,666     2,418,516
 Prepaid expenses                                                                379,717       147,860
                                                                             -----------   -----------
  Total current assets                                                        25,872,954    23,442,920
Investments in long-term securities (2)                                        2,083,718     6,379,122
Plant and equipment:
 Plant                                                                         9,301,171     9,291,313
 Equipment                                                                    10,169,283     9,253,425
 Leasehold improvements                                                          930,342       918,484
 Construction in progress                                                      4,604,886     2,366,678
                                                                             -----------   -----------
                                                                              25,005,682    21,829,900
 Less accumulated depreciation and amortization                               (4,679,399)   (3,666,441)
                                                                             -----------   -----------
  Net plant and equipment                                                     20,326,283    18,163,459
Other assets                                                                   2,924,400     2,850,553
                                                                             -----------   -----------
  Total assets                                                               $51,207,355   $50,836,054
                                                                             ===========   ===========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities                                    $ 3,000,034   $ 4,432,665
 Current portion of notes payable and capital lease obligations                2,212,089     2,047,124
 Unearned revenue                                                              4,419,064     2,432,822
                                                                             -----------   -----------
  Total current liabilities                                                    9,631,187     8,912,611

Notes payable and capital lease obligations, less current portion              9,422,559    10,319,993
Unearned revenue                                                               1,212,000     1,212,000
Commitments
Stockholders' equity:
 Common stock                                                                    202,654       200,077
 Additional paid-in capital                                                   68,304,894    67,509,149
 Unrealized gain on investments held as available-for-sale                       105,263        79,941
 Accumulated deficit                                                         (37,492,500)  (37,286,072)
 Cumulative translation adjustment                                              (178,702)     (111,645)
                                                                             -----------   -----------
  Total stockholders' equity                                                  30,941,609    30,391,450
                                                                             -----------   -----------
   Total liabilities  and stockholders' equity                               $51,207,355   $50,836,054
                                                                             ===========   ===========

                            See accompanying notes.

(1)  Derived from audited financial statements

(2) TheraTech's total cash position as of June 30, 1996 and December 31, 1995 was $21,410,671 and $25,098,107, respectively, which includes cash, cash equivalents, and short- and long-term investments.

                                THERATECH, INC.
                                 -------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                      --------------------------
                                                                          1996           1995
                                                                      (UNAUDITED)    (UNAUDITED)
OPERATING ACTIVITIES:
Net loss                                                              $ (206,428)    $(4,437,126)
Adjustments to reconcile net loss to net cash and cash
equivalents provided by (used in) operating activities:
  Depreciation and amortization                                        1,147,713         477,788
  Compensation expense related to the grant of stock options                 955          20,437
  Changes in operating assets and liabilities:
    Contracts and accounts receivable                                 (1,486,059)     (1,603,680)
    Inventories                                                         (104,150)       (800,626)
    Prepaid expenses                                                      65,625          77,178
    Accounts payable and accrued liabilities                          (1,432,631)          1,114
    Unearned revenue                                                   1,986,242         168,281
                                                                     -----------     -----------
Net cash used in operating activities                                    (28,733)     (6,096,634)

INVESTING ACTIVITIES:
Decrease (increase) in investments, net                                  586,839      (1,201,129)
Purchase of plant and equipment                                       (3,336,864)     (1,983,534)
Other assets                                                             (90,309)       (278,841)
                                                                     -----------     -----------
Net cash used in investing activities                                 (2,840,334)     (3,463,504)

FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and capital lease
obligations                                                              300,000         768,724
Proceeds from issuance of common stock                                   797,367         387,892
Payments of notes payable and capital lease obligations               (1,287,162)       (671,371)
                                                                     -----------     -----------
Net cash provided by (used in) financing activities                     (189,795)        485,245
Effect of exchange-rate changes on cash and cash equivalents             (67,057)         36,545
                                                                     -----------     -----------
Net decrease in cash and cash equivalents                             (3,125,919)     (9,038,348)
Cash and cash equivalents at beginning of period                      14,554,352      17,690,459
                                                                     -----------     -----------
Cash and cash equivalents at end of period                            11,428,433       8,652,111
Short-term investments                                                 7,898,520       5,415,196
                                                                     -----------     -----------
Cash, cash equivalents and short-term investments at end of period   $19,326,953     $14,067,307
                                                                     ===========     ===========

                            See accompanying notes.

                                THERATECH, INC.
                                 -------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1996


FINANCIAL STATEMENTS

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of TheraTech, Inc. ("Company") as of June 30, 1996 and the results of its operations and cash flows for the interim periods ended June 30, 1996 and 1995. The operating results for the interim periods are not necessarily indicative of the results for a full year. For further discussion of the Company's accounting policies, refer to the Company's audited financial statements for the year ended December 31, 1995.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Nippon TTI K.K. ("TheraTech Japan") and Natrapac, Inc. ("Natrapac"). All significant intercompany accounts and transactions have been eliminated.

INVENTORY

At June 30, 1996, inventory is stated at the lower of cost or market and consists of the following:


                     Raw materials      $1,801,000
                     Work in process       219,000
                     Finished goods        503,000
                                        ----------
                                        $2,523,000
                                        ==========

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

TheraTech has also entered into various product supply agreements to manufacture products for certain Collaborative Partners. These agreements include provisions for TheraTech to recognize product sales and unearned revenue at the time TheraTech ships product to the Collaborative Partner and/or at the time the Collaborative Partner ships product to its customers. Unearned revenue relates to advances on future revenues.

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
                                        ----------
                                        $8,670,000
                                        ==========

In November 1995, TheraTech initiated a capital project to finish and equip expansion space within its commercial manufacturing facility. TheraTech has substantially satisfied the commitments related to this capital project.

                                THERATECH, INC.
                                 -------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1996

STOCK SPLIT

On May 30, 1996, TheraTech announced that its Board of Directors had approved a 3-for-2 split of the Company's common stock. On June 28, 1996, TheraTech effected the split in the form of a stock dividend. The accompanying financial statements have been adjusted retroactively for all periods presented to reflect the split.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the current period presentation.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Since its inception in January 1985, TheraTech has devoted substantially all of its resources to drug delivery research and development programs. In late September 1995, TheraTech received marketing clearance from the U.S. Food and Drug Administration ("FDA") for the Androderm(R) Testosterone Transdermal System for men, the Company's first commercial product. TheraTech currently receives its revenues primarily from research and development fees, licensing fees, milestone payments, and product sales.

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

The Company's results of operations may vary significantly from quarter to quarter and depend, among other factors, on the signing of new product development agreements, the timing of fees and milestone payments made by Collaborative Partners, the progress of clinical trials, product sales levels and costs associated with the manufacturing processes. The timing of the Company's research and development revenues may not match the timing of the associated expenses. The amount of revenues in any given period is not necessarily indicative of future revenues. Although expenses in prior years have exceeded revenues in any particular period, TheraTech's management anticipates that with the commencement of product sales, revenues in future years should equal or exceed expenses in the related years.

TheraTech has negotiated marketing agreements for its Testosterone Transdermal System with several partners covering various countries. These partners and countries include SmithKline Beecham in the U.S., Canada, Australia, New Zealand and East and West Europe excluding France, Spain, Portugal and Scandinavia; Laboratories Fournier S.C.A. ("Fournier") in France and French-speaking Africa; Compania Espanola de la Penicilina y Antibioticos, S.L. ("CEPA") in Spain; Produtos Farmaceuticos Bioty, Lda. ("Bioty") in Portugal; Astra AB ("Astra") in Scandinavia; Wyeth-Ayerst International, Inc. ("Wyeth-Ayerst") in Mexico, Central and South America, non-French-speaking Africa and the Middle East; Grelan Pharmaceutical Co., Ltd. ("Grelan") in Japan and Sam Yang Co., Ltd. ("Sam Yang") in South Korea. This product will be marketed under the trade name Androderm in the U.S. and Canada.

                                THERATECH, INC.
                                 -------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TheraTech was responsible for filing with the FDA the Androderm New Drug Application ("NDA") in the United States. In all other countries, TheraTech's partners are responsible for filing and obtaining regulatory approvals to market the testosterone product. The ability to market and the timing of the testosterone product launch in the various countries is dependent upon obtaining the necessary regulatory approvals. In April 1996, TheraTech and Astra announced that their testosterone transdermal patch had been granted marketing authorization in Sweden by the Swedish Medical Products Agency under the trade name ATMOS(R). In July 1996, TheraTech and SmithKline Beecham announced that their testosterone transdermal patch had been granted a marketing license in the United Kingdom by the Medicines Control Administration under the trade name Andropatch(TM).

In April 1996, TheraTech established a wholly owned subsidiary Natrapac, Inc. ("Natrapac") to conduct third party non-pharmaceutical packaging operations. Also in April 1996, Natrapac entered into a contract to package a client company's product using certain technology developed by TheraTech. As of June 30, 1996, Natrapac had commenced its initial shipments of product to the client company resulting in sales of less than $4,000.

On May 30, 1996, TheraTech announced that its Board of Directors had approved a 3-for-2 split of the Company's common stock. On June 28, 1996, TheraTech effected the split in the form of a stock dividend. The accompanying financial statements have been adjusted retroactively for all periods presented to reflect the split.

RESULTS OF OPERATIONS

For the three months ended June 30, 1996, TheraTech had net income of $1,069,000, equal to $0.05 per share. This compares to a net loss of $2,369,000 or $0.12 per share for the same period in 1995. Total revenues for the quarter were $8,823,000, compared to $5,333,000 in the second quarter 1995.

For the six months ended June 30, 1996, TheraTech had a net loss of $206,000, or $0.01 per share. This compares to a net loss of $4,437,000, or $0.23 per share for the corresponding period in 1995. Total revenues year to date were $15,175,000, compared to $8,786,000 for the corresponding period in 1995.

RESEARCH AND DEVELOPMENT REVENUES were $5,917,000 and $4,858,000 for the three months ended June 30, 1996 and 1995, respectively. During the 1996 quarter, TheraTech earned revenues from Proctor & Gamble Pharmaceuticals, Inc. ("P&G") for estradiol commercialization activities which included a preapproval inspection ("PAI") conducted by the FDA, and for estradiol/progestin combination product development activities including Phase II studies. Also during the 1996 quarter, TheraTech earned revenues for product development activities from SmithKline Beecham, Solvay Pharmaceuticals, Inc. ("Solvay") and Meiji Milk Products Co. ("Meiji"). During the 1995 quarter, TheraTech achieved a milestone and earned cost reimbursements of research and development expenses from P&G. Also during the quarter, milestone and cost reimbursement payments were received from Grelan, SmithKline Beecham, Sam Yang and Pfizer Inc.

For the six months ended June 30, 1996 and 1995, research and development revenues were $8,769,000 and $7,344,000, respectively. The revenue increase in the 1996 period over the 1995 period was primarily from the following: 1) development activities on the testosterone one patch per day ("unipatch") product for SmithKline Beecham and Wyeth-Ayerst; 2) Androderm clinical trial supplies; 3) Phase I clinical costs and development milestones for the female testosterone product for Solvay; and 4) the estradiol product commercialization activities and estradiol/progestin combination product development activities for P&G.

PRODUCT SALES for the three months and six months ended June 30, 1996 were $2,438,000 and $4,613,000, respectively. Product sales during the second quarter consisted primarily of Androderm marketed in the U.S. Also during the second quarter, TheraTech began shipping prelaunch quantities of ATMOS and Andropatch. Product sales for the year to date period were primarily Androderm. No product sales were reported during the corresponding 1995 periods as no products had yet been approved for marketing.

                                THERATECH, INC.
                                 -------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LICENSING REVENUES were $135,000 and $65,000 for the three months ended June 30, 1996 and 1995, respectively. During the 1996 quarter, TheraTech received payments for the achievement of milestones from Astra under the testosterone product licensing agreement and from Sam Yang under the estradiol/progestin combination product licensing agreement. During the 1995 quarter, TheraTech earned licensing fees from Sam Yang by achieving a milestone under a product licensing agreement.

For the six months ended June 30, 1996 and 1995, licensing revenues were $985,000 and $615,000, respectively. During the 1996 period, TheraTech earned licensing revenues from Wyeth-Ayerst and Astra for achieving milestones under their testosterone product licensing agreements and from Sam Yang for a milestone under an estradiol/progestin combination product licensing agreement. During the 1995 period, TheraTech earned licensing fees by signing agreements with P&G for marketing rights covering new female hormone replacement products, Astra for distribution of the testosterone transdermal product in Scandinavia and from Sam Yang.

INTEREST AND OTHER REVENUES were $333,000 and $411,000 for the three months ended June 30, 1996 and 1995, respectively, and primarily consisted of interest income totaling $303,000 and $384,000, respectively. Interest income during the 1996 quarter decreased from the 1995 quarter due to lower average balances in cash, cash equivalents and investments.

Interest and other revenues for the six months ended June 30, 1996 and 1995 were $808,000 and $827,000, respectively, and primarily consisted of interest income totaling $637,000 and $795,000, respectively. Interest income during the 1996 period decreased from the 1995 period due to lower average balances in cash, cash equivalents and investments. Other revenues in the 1996 period consisted primarily of intermediate materials sold to a collaborative partner and a foreign currency transaction gain on a collaborative partner payment.

RESEARCH AND DEVELOPMENT EXPENSES for the three months ended June 30, 1996 and 1995 were $4,341,000 and $5,461,000, respectively. This decrease was the result of Phase III clinical trials for the estradiol transdermal product and Androderm commercialization activities conducted during 1995 and not repeated in 1996. This decrease was partially offset by additional spending on the following: 1) commercialization and PAI activities for the estradiol transdermal product; 2) estradiol/progestin combination product development activities including Phase II studies; 3) testosterone unipatch product development activities; 4) female testosterone product Phase I clinical activities; and 5) other projects funded both internally and by Collaborative Partners.

Research and development expenses for the six months ended June 30, 1996 and 1995 were $8,218,000 and $9,612,000, respectively. The reduction in research and development spending was also the result of Phase III clinical trials for the estradiol transdermal product and Androderm commercialization activities conducted during 1995 and not repeated in 1996.

COST OF PRODUCTS SOLD for the three months and six months ended June 30, 1996 were $1,866,000 and $4,101,000, respectively, which included direct and indirect manufacturing costs attributable to the production of Androderm, ATMOS and Andropatch. No cost of products were reported during the corresponding 1995 periods as no products had yet been approved for marketing.

GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended June 30, 1996 and 1995 were $1,253,000 and $2,011,000, respectively. For the six months ended June 30, 1996 and 1995, general and administrative expenses were $2,474,000 and $3,159,000, respectively. The reduction of expenses in both the three and six month periods was primarily the result of 1995 outside services associated with the negotiation of several major contracts being greater than those costs in 1996.

INTEREST AND OTHER EXPENSES for the three months ended June 30, 1996 and 1995 were $293,000 and $230,000, respectively, which consisted primarily of interest expense totaling $273,000 and $221,000, respectively. The increase in interest expense reflects an increase in notes payable and capital lease obligations from June 1995 to June 1996.

                                THERATECH, INC.
                                 -------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest and other expenses for the six months ended June 30, 1996 and 1995 were $589,000 and $451,000, respectively, which consisted primarily of interest expense totaling $555,000 and $439,000, respectively. The increase in interest expense reflects an increase in notes payable and capital lease obligations from June 1995 to June 1996.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, TheraTech has funded its operations primarily through equity and debt financing, collaborative research and development agreements, licensing fees, interest income, other revenues and, beginning in October 1995, product sales. As of June 30, 1996 and December 31, 1995, TheraTech had cash, cash equivalents and investments totaling $21,411,000 and $25,098,000, respectively. This decrease was primarily the result of cash used in investing and financing activities as reflected in the Condensed Consolidated Statements of Cash Flows.

Net cash used in operating activities for the six months ended June 30, 1996 was $29,000 compared to $6,097,000 for the same period in 1995. Cash used in the 1996 period was primarily due to an increase in contracts and accounts receivable, a decrease in accounts payable and accrued liabilities and also from the net loss. This use of cash was largely offset from cash provided by an increase in unearned revenue received from Collaborative Partners and from the effect of depreciation and amortization. In comparison, cash used in operating activities during the 1995 period was primarily due to the net loss along with increases in contracts and accounts receivable and inventory.

The net use of cash in operating activities in the current period is not necessarily indicative of future levels. Net income or loss and accordingly the levels of net cash provided by or used in operations will vary from year to year, as a result of changing levels of product sales and production costs, the timing of milestone payments and licensing fees, and the timing of expenditures for new and existing product development programs.

The Company's investing activities during the six months ended June 30, 1996, used $2,840,000 compared to $3,464,000 for the 1995 period. Cash used in investing activities during the 1996 period was primarily for plant expansion costs and the purchase of equipment for manufacturing, research and development, partially offset from cash provided by the net maturity of investments. In comparison, cash used in the 1995 period was primarily for the purchase of manufacturing, research and development equipment and for the net purchase of investments.

The Company's future capital expenditure requirements will depend upon numerous factors, including the progress of research and development activities, the resources that the Company devotes to the independent development of products and technologies, and the need for additional manufacturing plant and equipment due to the demand for its other products if and when approved.

Net cash used in financing activities for the six months ended June 30, 1996 was $190,000 compared to net cash provided by financing activities of $485,000 for the six months ended June 30, 1995. Cash used in the 1996 period consisted primarily of payments on notes payable and capital lease obligations, largely offset by proceeds from the issuance of stock in both the employee stock purchase plan and the employee stock option plan and from a short-term note with a client company. In comparison, cash provided in the 1995 period was primarily proceeds from notes payable and capital lease obligations and proceeds from the issuance of stock in both the employee stock purchase plan and the employee stock option plan, partially offset by payments on notes payable and capital lease obligations.

Based upon current expectations of operations and capital expenditures for 1996, the Company anticipates that its available cash, cash equivalents and investments plus anticipated revenues from collaborative agreements, product licensing and sales, interest income and bank financing should be sufficient to fund its capital requirements and operating activities for the foreseeable future.

                                THERATECH, INC.
                                 -------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISK FACTORS THAT MAY AFFECT EARNINGS AND STOCK PRICE

The statements contained in this report on SEC Form 10-Q that are not purely historical are forward looking statements, including statements regarding the Company's future product developments, commercial opportunities, expectations, goals, strategies, mission or intentions regarding the future. Forward looking statements include statements regarding; future regulatory approvals by U.S. or foreign regulatory authorities, future financial performance, and continued performance by various distributors of TheraTech's products under, but not limited to, the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this document are made as of the date hereof, based on information available to TheraTech as of the date hereof, and TheraTech assumes no obligation to update any forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the following: the need to continually develop and commercialize new products; the expensive, time consuming and uncertain FDA and foreign government approval processes; dependence on third-party marketing efforts; competitive factors such as new product or feature introductions by rival manufacturers and price pressures; dependence on sole source suppliers; limited history of large-scale manufacturing of newly approved products; and exposure to product liability suits. You should consult the risk factors listed from time to time in the Company's reports on SEC forms 10-K and 10-Q.


                          PART II -- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on May 30, 1996 the stockholders elected as directors the following:


                     Name                    For        Withheld
                     ----                    ---        --------
              Dinesh C. Patel, Ph.D.     10,693,469      299,750
              William I. Higuchi, Ph.D.  10,693,869      299,350
              Gary L. Crocker            10,693,869      299,350
              Jay J. Pisik               10,693,869      299,350
              James T. O'Brien           10,693,869      299,350
              Boyd J. Poulsen, Ph.D.     10,693,869      299,350

In addition, the stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 25,000,000 to 50,000,000 (with 9,443,122 votes For, 621,372 votes Against, 611,450 votes Abstained and 317,275 non-votes).

The stockholders also approved the amendment to the TheraTech, Inc. 1992 Employees' Stock Option Plan (with 8,949,844 votes For, 1,652,028 votes Against, 17,875 votes Abstained and 373,472 non-votes).

At the same meeting, the stockholders ratified the appointment of Ernst & Young LLP as the Corporation's independent auditors for 1996 (with 10,979,158 votes For, 5,650 votes Against, 8,411 votes Abstained and 0 non-votes).

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

        None

(b)     No reports were filed on Form 8-K during the quarter.


                                 Page 11 or 12

                                THERATECH, INC.
                                 -------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THERATECH, INC.
                                        -------------------------------
                                        (Registrant)






Date:  August 12, 1996             By:  DINESH C. PATEL
                                        -------------------------------
                                        Dinesh C. Patel, Ph.D.
                                        President and
                                        Chief Executive Officer




Date: August 12, 1996              By:  ALEXANDER L. SEARL
                                        -------------------------------
                                        Alexander L. Searl
                                        Senior Vice President and
                                        Chief Financial Officer