Form 10-Q
period 1996-09-30
THERATECH INC /DE/
filed 1996-11-13
CIK 885015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934





For the quarterly period ended      SEPTEMBER 30, 1996
                               ------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from  _____________ to _____________


Commission File Number: 0-20063

                                 THERATECH, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


      DELAWARE                                                  87-0420511
-------------------------------                            ---------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                   417 WAKARA WAY, SALT LAKE CITY, UTAH 84108
       ------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (801) 588-6200
             -----------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           X       Yes              No
                       --------          --------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of: OCTOBER 31,
1996                                                                -----------
----






       Classes of Common Stock                  Number of shares outstanding
---------------------------------------      -----------------------------------
    COMMON STOCK, $0.01 PAR VALUE                       20,533,545

                                 THERATECH, INC.
                                  -------------

                               INDEX TO FORM 10-Q



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                                           Page
         --------------------                                                                                           ----
         Condensed Consolidated Statements of Operations
         Three months ended September 30, 1996 and 1995, and nine months ended September 30, 1996 and 1995 ..............  3

         Condensed Consolidated Balance Sheets
         September 30, 1996 and December 31, 1995 .......................................................................  4

         Condensed Consolidated Statements of Cash Flows
         Nine months ended September 30, 1996 and 1995 ..................................................................  5

         Notes to Condensed Consolidated Financial Statements ...........................................................  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..................................................................  7



                                                PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ............................................................................... 11

                                 THERATECH, INC.
                                  -------------


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                       -----------------------------       -----------------------------
                                           1996             1995              1996              1995
                                       -----------      ------------       -----------      ------------
                                       (UNAUDITED)      (UNAUDITED)        (UNAUDITED)       (UNAUDITED)
Revenues:
   Research and development            $ 4,644,650      $    995,031       $13,413,503      $  8,338,647
   Product sales                         2,532,367                --         7,144,977                --
   Licensing                             1,075,000         2,100,000         2,060,000         2,715,000
   Interest and other                      333,797           329,097         1,142,186         1,156,101
                                       -----------      ------------       -----------      ------------
      Total revenues                     8,585,814         3,424,128        23,760,666        12,209,748
Costs and expenses:
   Research and development              4,051,635         4,089,654        12,269,148        13,701,498
   Cost of products sold                 1,639,149                --         5,740,323                --
   General and administrative            1,209,068         1,887,401         3,682,739         5,046,872
   Interest and other                      260,377           250,342           849,299           701,773
                                       -----------      ------------       -----------      ------------
      Total costs and expenses           7,160,229         6,227,397        22,541,509        19,450,143
                                       -----------      ------------       -----------      ------------
Net income (loss)                      $ 1,425,585      $ (2,803,269)      $ 1,219,157      $ (7,240,395)
                                       ===========      ============       ===========      ============
Net income (loss) per share            $      0.07      $      (0.14)      $      0.06      $      (0.37)
                                       ===========      ============       ===========      ============
Shares used in calculation
   of net income (loss) per share       21,593,435        19,848,910        21,688,750        19,738,281
                                       ===========      ============       ===========      ============


                             See accompanying notes.

                                THERATECH, INC.
                                ---------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                         SEPTEMBER 30,         DECEMBER 31,
                                                                             1996                1995 (1)
                                                                         ------------          -----------
                                                                          (UNAUDITED)
Current assets:
   Cash, cash equivalents and short-term investments (2)                 $ 21,073,344          $18,718,985
   Contracts and accounts receivable                                        1,257,716            2,157,559
   Inventories                                                              2,775,362            2,418,516
   Prepaid expenses                                                           205,468              147,860
                                                                         ------------         ------------
      Total current assets                                                 25,311,890           23,442,920
Investments in long-term securities (2)                                     2,083,456            6,379,122
Plant and equipment:
   Plant                                                                    9,301,171            9,291,313
   Equipment                                                               10,402,374            9,253,425
   Leasehold improvements                                                     982,882              918,484
   Construction in progress                                                 4,646,732            2,366,678
                                                                         ------------         ------------
                                                                           25,333,159           21,829,900
   Less accumulated depreciation and amortization                          (5,174,527)          (3,666,441)
                                                                         ------------         ------------
      Net plant and equipment                                              20,158,632           18,163,459
Other assets                                                                2,982,036            2,850,553
                                                                         ------------         ------------
           Total assets                                                  $ 50,536,014         $ 50,836,054
                                                                         ============         ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                              $  2,513,211         $  4,432,665
   Current portion of notes payable and capital lease obligations           1,877,527            2,047,124
   Unearned revenue                                                         3,114,888            2,432,822
                                                                         ------------         ------------
      Total current liabilities                                             7,505,626            8,912,611

Notes payable and capital lease obligations, less current portion           9,039,043           10,319,993
Unearned revenue                                                            1,212,000            1,212,000

Commitments

Stockholders' equity:
   Common stock                                                               203,645              200,077
   Additional paid-in capital                                              68,685,755           67,509,149
   Unrealized gain on investments held as available-for-sale                  150,029               79,941
   Accumulated deficit                                                    (36,066,915)         (37,286,072)
   Cumulative translation adjustment                                         (193,169)            (111,645)
                                                                         ------------         ------------
      Total stockholders' equity                                           32,779,345           30,391,450
                                                                         ------------         ------------
           Total liabilities and stockholders' equity                    $ 50,536,014         $ 50,836,054
                                                                         ============         ============

                             See accompanying notes.

-----------
(1)   Derived from audited financial statements.
(2) TheraTech's total cash position as of September 30, 1996 and December 31, 1995 was $23,156,800 and $25,098,107, respectively, which includes cash, cash equivalents, and short- and long-term investments.

                                 THERATECH, INC.
                                 ---------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                   ----------------------------------
                                                                                       1996                 1995
                                                                                   ------------         -------------
                                                                                    (UNAUDITED)          (UNAUDITED)
OPERATING ACTIVITIES:
Net income (loss)                                                                  $  1,219,157         $ (7,240,395)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
   Depreciation and amortization                                                      1,753,281              996,584
   Compensation expense related to the grant of stock options                               955               20,915
   Changes in operating assets and liabilities:
        Contracts and accounts receivable                                               899,844           (3,539,279)
        Inventories                                                                    (356,846)          (3,269,151)
        Prepaid expenses                                                                239,874              (82,186)
        Accounts payable and accrued liabilities                                     (1,919,455)            (715,616)
        Unearned revenue                                                                682,066            3,514,477
                                                                                   ------------         ------------
Net cash provided by (used in) operating activities                                   2,518,876          (10,314,651)
INVESTING ACTIVITIES:
Decrease (increase) in investments, net                                                (384,459)             933,953
Purchase of plant and equipment                                                      (3,766,120)          (3,171,070)
Other assets                                                                           (156,606)            (111,449)
                                                                                   ------------         ------------
Net cash used in investing activities                                                (4,307,185)          (2,348,566)
FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and capital lease obligations                   300,000            3,955,460
Proceeds from issuance of common stock                                                1,179,219              710,514
Payments of notes payable and capital lease obligations                              (2,005,240)          (1,141,367)
                                                                                   ------------         ------------
Net cash provided by (used in) financing activities                                    (526,021)           3,524,607
Effect of exchange-rate changes on cash and cash equivalents                            (81,524)            (110,417)
                                                                                   ------------         ------------
Net decrease in cash and cash equivalents                                            (2,395,854)          (9,249,027)
Cash and cash equivalents at beginning of period                                     14,554,352           17,690,459
                                                                                   ------------         ------------
Cash and cash equivalents at end of period                                           12,158,498            8,441,432
Short-term investments                                                                8,914,846            3,207,255
                                                                                   ------------         ------------
Cash, cash equivalents and short-term investments at end of period                 $ 21,073,344         $ 11,648,687
                                                                                   ============         ============

                             See accompanying notes.

                                 THERATECH, INC.
                                -----------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1996


FINANCIAL STATEMENTS

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of TheraTech, Inc. ("Company") as of September 30, 1996 and the results of its operations and cash flows for the interim periods ended September 30, 1996 and 1995. The operating results for the interim periods are not necessarily indicative of the results for a full year. For further discussion of the Company's accounting policies, refer to the Company's audited financial statements for the year ended December 31, 1995.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Nippon TTI K.K. ("TheraTech Japan") and Natrapac, Inc. ("Natrapac"). All significant intercompany accounts and transactions have been eliminated.

INVENTORY

At September 30, 1996, inventory is stated at the lower of cost or market and consists of the following:

                Raw materials          $ 2,309,734
                Work in process              9,209
                Finished goods             456,419
                                       -----------
                                       $ 2,775,362
                                       ===========

REVENUES

The Company has entered into various collaborative research and development, product licensing and marketing agreements with certain pharmaceutical companies ("Collaborative Partners"). These agreements provide for TheraTech to receive payments in various forms, including licensing fees upon execution of an agreement, periodic payments in support of TheraTech research and product development activities and milestone payments upon achievement of certain technical and regulatory goals. Milestone payments can relate to both research and development revenues and licensing fees depending on the nature of the agreement and specified milestones. Research and development revenues and licensing fees are recognized as earned based on terms in the specific contracts. Milestone payments are included in revenues in the period in which the applicable milestone is achieved.

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

COMMITMENTS

TheraTech has entered into a purchase commitment with a sole source supplier for material used in its manufacturing process. Under this agreement, TheraTech has agreed to purchase, at a predetermined price, fixed quantities over three years as follows:

                    1996   $   2,725,000
                    1997       2,885,000
                    1998       3,060,000
                           -------------
                           $   8,670,000
                           =============

                                 THERATECH, INC.
                                 ---------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1996

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

The Company has entered into various product development, marketing and manufacturing agreements with major pharmaceutical companies. These agreements provide for TheraTech to receive payments in various forms, including periodic payments for research and product development activities, milestone payments upon achievement of certain technical and regulatory goals, licensing fees and revenues from product sales. Product sales generally represent contract payments or sales to the Company's marketing partners for resale purposes. Accordingly, product sales do not necessarily reflect the existing or future market demand for such products. TheraTech may also recognize revenue based on the resale of its products by certain of its marketing partners. In addition, TheraTech is independently developing products involving a variety of drug delivery methods. There can be no assurance, however, with respect to the market acceptance of the products or the anticipated sales growth of the Company.

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

                                 THERATECH, INC.
                                  -------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TheraTech was responsible for filing with the FDA the Androderm New Drug Application ("NDA") in the United States. In all other countries, TheraTech's partners are responsible for filing and obtaining regulatory approvals to market the testosterone product. The ability to market and the timing of the testosterone product launch in the various countries is dependent upon obtaining the necessary regulatory approvals. In April 1996, TheraTech and Astra announced that their testosterone transdermal patch had been granted marketing authorization in Sweden by the Swedish Medical Products Agency under the trade name ATMOS(R). In July 1996, TheraTech and SmithKline Beecham announced that their testosterone transdermal patch had been granted a marketing license in the United Kingdom by the Medicines Control Administration under the trade name Andropatch(TM). In September 1996, TheraTech and Astra announced that ATMOS had been granted marketing approval in Denmark by the Danish National Board of Health. Also in September 1996, the Swiss regulatory agency approved the testosterone transdermal patch for marketing in Switzerland by SmithKline Beecham.

In April 1996, TheraTech established a wholly owned subsidiary Natrapac, Inc. ("Natrapac") to conduct third party non- pharmaceutical packaging operations. Also in April 1996, Natrapac entered into a contract to package a client company's product using certain technology developed by TheraTech.

On May 30, 1996, TheraTech announced that its Board of Directors had approved a 3-for-2 split of the Company's common stock. On June 28, 1996, TheraTech effected the split in the form of a stock dividend. The accompanying financial statements have been adjusted retroactively for all periods presented to reflect the split.

RESULTS OF OPERATIONS

For the three months ended September 30, 1996, TheraTech had net income of $1,426,000, equal to $0.07 per share. This compares to a net loss of $2,803,000 or $0.14 per share for the same period in 1995. Total revenues for the quarter were $8,586,000, compared to $3,424,000 in the third quarter 1995.

For the nine months ended September 30, 1996, TheraTech had net income of $1,219,000 or $0.06 per share. This compares to a net loss of $7,240,000 or $0.37 per share for the corresponding period in 1995. Total revenues in the nine month period were $23,761,000 compared to $12,210,000 for the corresponding period in 1995.

RESEARCH AND DEVELOPMENT REVENUES were $4,645,000 and $995,000 for the three months ended September 30, 1996 and 1995, respectively. During the 1996 quarter, TheraTech earned revenues from Procter & Gamble Pharmaceuticals, Inc. ("P&G") for estradiol/progestin combination product development activities and for estradiol commercialization activities, which revenues were minimal in the 1995 quarter. Also during the 1996 quarter, TheraTech earned revenues for product development activities from various partners including SmithKline Beecham and Pfizer Inc ("Pfizer"). During the 1995 quarter, TheraTech earned cost reimbursements of research and development expenses from P&G along with SmithKline Beecham, Solvay Pharmaceuticals Inc. and Pfizer. TheraTech also earned revenues for assisting certain Collaborative Partners in preparing foreign regulatory filings in both periods.

For the nine months ended September 30, 1996 and 1995, research and development revenues were $13,414,000 and $8,339,000, respectively. The revenue increase in the 1996 period over the 1995 period was primarily additional activities associated with the following: 1) the estradiol product commercialization activities and estradiol/progestin combination product development activities for P&G; 2) development activities on the testosterone one patch per day ("unipatch") product for SmithKline Beecham and Wyeth-Ayerst; 3) providing supplies for additional Androderm clinical trials; 4) milestone payments for product development from Meiji Milk Products Co. ("Meiji").

PRODUCT SALES for the three months and nine months ended September 30, 1996 were $2,532,000 and $7,145,000, respectively. Product sales during the third quarter related primarily to Androderm. Also during the third quarter, product sales included ATMOS and Andropatch along with sales from the Natrapac client contract. Product sales for the nine month period were primarily Androderm. No product sales were reported during the corresponding 1995 periods as no products had yet been approved for marketing.

                                 THERATECH, INC.
                                  -------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LICENSING REVENUES were $1,075,000 and $2,100,000 for the three months ended September 30, 1996 and 1995, respectively. During the 1996 quarter, TheraTech received payments for the achievement of milestones from SmithKline Beecham for the approval to market Andropatch in the United Kingdom and from Astra for the launch of ATMOS in Sweden. During the 1995 quarter, TheraTech earned licensing fees by achieving milestones for the approval of Androderm in the United States and upon regulatory submission of the testosterone transdermal product in France. TheraTech also earned licensing fees upon signing an agreement with Wyeth-Ayerst to market the testosterone transdermal product.

For the nine months ended September 30, 1996 and 1995, licensing revenues were $2,060,000 and $2,715,000, respectively. During the 1996 period, TheraTech earned licensing revenues from SmithKline Beecham, Wyeth-Ayerst and Astra for achieving milestones under their testosterone product licensing agreements and from Sam Yang for a milestone under an estradiol/progestin combination product licensing agreement. During the 1995 period, TheraTech earned licensing fees by achieving milestones for the approval of Androderm in the United States, upon regulatory submission of the testosterone transdermal product in France, by signing agreements with P&G for marketing rights covering new female hormone replacement products, with Wyeth-Ayerst and Astra for distribution of the testosterone transdermal product and from Sam Yang.

INTEREST AND OTHER REVENUES were $334,000 and $329,000 for the three months ended September 30, 1996 and 1995, respectively, and primarily consisted of interest income totaling $306,000 and $317,000, respectively. Interest income during the 1996 quarter decreased from the 1995 quarter due to lower yields on higher average balances in cash, cash equivalents and investments.

Interest and other revenues for the nine months ended September 30, 1996 and 1995 were $1,142,000 and $1,156,000, respectively, and primarily consisted of interest income totaling $944,000 and $1,112,000, respectively. Interest income during the 1996 period decreased from the 1995 period due to lower yields on lower average balances in cash, cash equivalents and investments. Other revenues in the 1996 period consisted primarily of intermediate materials sold to a Collaborative Partner and a foreign currency transaction gain on a Collaborative Partner payment.

RESEARCH AND DEVELOPMENT EXPENSES for the three months ended September 30, 1996 and 1995 were $4,052,000 and $4,090,000, respectively. This reduction was the result of Phase III clinical trials and NDA preparation activities for the estradiol transdermal product and Androderm commercialization activities conducted during 1995 and not repeated in 1996. This decrease was largely offset by additional spending on product development activities for other existing and advancing programs.

Research and development expenses for the nine months ended September 30, 1996 and 1995 were $12,269,000 and $13,701,000, respectively. The decrease in research and development spending was also the result of Phase III clinical trials for the estradiol transdermal product and Androderm commercialization activities conducted during 1995 and not repeated in 1996. This decrease was partially offset by additional spending on the following: 1) commercialization, Pre-Approval Inspection preparation and follow-up activities for the estradiol transdermal product; 2) estradiol/progestin combination product development activities including, Phase II studies; 3) testosterone unipatch product development activities; 4) female testosterone product Phase I clinical activities; and 5) other projects funded by Collaborative Partners and by TheraTech.

COST OF PRODUCTS SOLD for the three months and nine months ended September 30, 1996 were $1,639,000 and $5,740,000, respectively, which included direct and indirect manufacturing costs attributable to the production of Androderm, ATMOS and Andropatch, and the packaging cost of the Natrapac client contract. No cost of products were reported during the corresponding 1995 periods as no products had yet been approved for marketing.

GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended September 30, 1996 and 1995 were $1,209,000 and $1,887,000, respectively. For the nine months ended September 30, 1996 and 1995, general and administrative expenses were $3,683,000 and $5,047,000, respectively. The reduction of expenses in both the three and nine month periods was primarily the result of 1995 outside services associated with the negotiation of several major contracts being greater than those costs in 1996.

                                 THERATECH, INC.
                                  -------------


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST AND OTHER EXPENSES for the three months ended September 30, 1996 and 1995 were $260,000 and $250,000, respectively, which consisted primarily of interest expense totaling $260,000 and $248,000, respectively. The increase in interest expense reflects an increase in notes payable and capital lease obligations.

Interest and other expenses for the nine months ended September 30, 1996 and 1995 were $849,000 and $702,000, respectively, which consisted primarily of interest expense totaling $815,000 and $687,000, respectively. The increase in interest expense during the nine month period also reflects an increase in notes payable and capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, TheraTech has funded its operations primarily through equity and debt financing, collaborative research and development agreements, licensing fees, interest income, other revenues and, beginning in October 1995, product sales. As of September 30, 1996 and December 31, 1995, TheraTech had cash, cash equivalents and investments totaling $23,157,000 and $25,098,000, respectively. This decrease was primarily the result of cash used in investing and financing activities, partially offset from cash provided by operating activities as reflected in the Condensed Consolidated Statements of Cash Flows.

Net cash provided by operating activities for the nine months ended September 30, 1996 was $2,519,000 compared to net cash used in operating activities of $10,315,000 for the same period in 1995. Cash provided in the 1996 period was primarily from net income and depreciation and amortization adjustments, partially offset by the net changes in operating assets and liabilities. In comparison, cash used in operating activities during the 1995 period was primarily due to the net loss along with increases in contracts and accounts receivable and inventory, partially offset by an increase in unearned revenue.

Net cash provided by operating activities in the current period is not necessarily indicative of future levels. Net income or loss and accordingly the levels of net cash provided by or used in operations will vary from year to year, as a result of changing levels of product sales and production costs as new products are expected to establish market acceptance and market share, the timing of milestone payments and licensing fees, and the timing of expenditures for new and existing product development programs.

The Company's investing activities during the nine months ended September 30, 1996 used $4,307,000 compared to $2,349,000 for the 1995 period. Cash used in investing activities during the 1996 period was primarily for plant expansion costs and the purchase of equipment for manufacturing and research and development. In comparison, cash used in the 1995 period was primarily for the purchase of manufacturing, research and development equipment, partially offset from cash provided by the net maturity of investments.

The Company's future capital expenditure requirements will depend upon numerous factors, including the progress of research and development activities, the resources that the Company devotes to the independent development of products and technologies, and the need for additional manufacturing plant and equipment due to the demand for its other products if and when approved.

Net cash used in financing activities for the nine months ended September 30, 1996 was $526,000 compared to net cash provided by financing activities of $3,525,000 for the nine months ended September 30, 1995. Cash used in the 1996 period consisted primarily of payments on notes payable and capital lease obligations, largely offset by proceeds from the issuance of stock in both the employee stock purchase plan and the employee stock option plan and from a short-term note with a client company. In comparison, cash provided in the 1995 period was primarily proceeds from notes payable and capital lease obligations and proceeds from the issuance of stock in both the employee stock purchase plan and the employee stock option plan, partially offset by payments on notes payable and capital lease obligations.

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

RISK FACTORS THAT MAY AFFECT EARNINGS AND STOCK PRICE

The statements contained in this report on SEC Form 10-Q that are not purely historical are forward looking statements, including statements regarding the Company's future product developments, commercial opportunities, expectations, goals, strategies, mission or intentions regarding the future. Forward looking statements include statements regarding future regulatory approvals by U.S. or foreign regulatory authorities, future financial performance, and continued performance by various distributors of TheraTech's products under, but not limited to, the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this document are made as of the date hereof, based on information available to TheraTech as of the date hereof, and TheraTech assumes no obligation to update any forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the following: the need to continually develop and commercialize new products; the expensive, time consuming and uncertain FDA and foreign government approval processes; dependence on third-party marketing efforts; competitive factors such as new product or feature introductions by rival manufacturers and price pressures; dependence on sole source suppliers; limited history of large-scale manufacturing of newly approved products; and exposure to product liability suits. You should consult the risk factors listed from time to time in the Company's reports on SEC forms 10-K and 10-Q.


                           PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits:
         Item No.          Description
         --------          -----------

         27                Financial Data Schedule


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


                                       THERATECH, INC.
                                       -------------------------------
                                       (Registrant)





Date:  November 11, 1996           By: DINESH C. PATEL
                                       -------------------------------
                                       Dinesh C. Patel, Ph.D.
                                       President and
                                       Chief Executive Officer




Date:  November 11, 1996           By: ALEXANDER L. SEARL
                                       -------------------------------
                                       Alexander L. Searl
                                       Senior Vice President and
                                       Chief Financial Officer