Form 10-K
period 1996-12-31
THERATECH INC /DE/
filed 1997-03-31
CIK 885015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from         to
                               -------    -------

                         Commission File Number: 0-20063

                                 THERATECH, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     87-0420511
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

                     417 WAKARA WAY, SALT LAKE CITY, UTAH 84108
                  (Address of principal executive offices)(Zip Code)

                                   (801) 588-6200
                (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     Common Stock

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 28, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $145,500,000 based on the closing sale price as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of Common Stock outstanding on February 28, 1997 was 20,608,372

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II and Part IV of this Report on Form 10-K incorporate information by reference from the Registrant's 1996 Annual Report to Stockholders. Part III of this Report on Form 10-K incorporates information by reference from the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders.

                                       PART I

ITEM 1.     BUSINESS

      TheraTech, Inc. ("TheraTech" or the "Company") develops advanced, controlled release drug delivery products which administer drugs through the skin, by oral delivery to the gastrointestinal tract, through tissues in the oral cavity and by other means. The Company believes its products provide advantages over existing controlled release drug delivery products and conventional oral, injectable and continuous infusion methods by increasing efficacy, safety, bioavailability and patient compliance and comfort. The Company focuses its research and development efforts on the design and development of improved delivery systems for off-patent and proprietary drugs.

      Historically, TheraTech's product development activities have been conducted independently or pursuant to collaborative research and development agreements with pharmaceutical companies. For products developed independently by TheraTech, marketing rights may later be transferred to pharmaceutical companies under licensing and marketing agreements. These agreements with pharmaceutical companies normally provide for TheraTech to receive payments in various forms, including licensing fees and other payments upon the execution of an agreement, milestone payments upon achievement of technical and regulatory goals, and periodic payments in the form of cost reimbursements for product development and clinical evaluation of a specified product, including a portion of general and administrative expenses. The client generally receives marketing rights to the product and TheraTech generally retains manufacturing rights, for which it recognizes product sales revenue at the time TheraTech ships product to the client and/or at the time the client ships product to its customers.

      To date, the U.S. Food & Drug Administration ("FDA") has cleared for marketing two of TheraTech's developed products, its Androderm(R) Testosterone Transdermal System for men in September 1995, and its Alora(R) Estradiol Transdermal System for woman in December 1996. Both marketing clearances were received within one year of their respective initial submissions. Also during 1996, the testosterone transdermal system received marketing clearances in Brazil, Denmark, Finland, Ireland, South Korea, Sweden, Switzerland and the U.K. This product is or will be marketed under the trade names Atmos(R) in Denmark and Finland, Androflex(R) in Switzerland and Andropatch(TM) in the U.K. Androderm, Atmos and Andropatch are currently available in their respective countries through TheraTech's marketing partners. Another of TheraTech's marketing partners together with such partners sublicensees have obtained regulatory approval to market in certain European countries TheraTech's nitroglycerin transdermal system. An Abbreviated New Drug Application ("ANDA") for TheraTech's nitroglycerin product is under review by the FDA. Additionally, TheraTech has more than 20 other drug delivery products under development and testing in the U.S., Europe, Japan and South Korea, of which eight are in various stages of clinical development.

DRUG DELIVERY

      Conventional dosage forms currently dominate the pharmaceutical market. These dosage forms can be grouped by routes of administration into oral, injectable, topical, nasal, inhalation, ocular and rectal delivery categories. Oral dosage forms comprise a substantial majority of all present dosage forms. Conventional dosage forms offer ease of administration and low cost-per-use, but often require inconvenient dosage intervals and may result in higher side-effects, reduced efficacy and poor bioavailability. Controlled drug delivery systems, also referred to as alternate drug delivery systems, have been introduced to eliminate or reduce the limitations of conventional therapies and currently comprise less than 10 percent of the pharmaceutical market. Controlled drug delivery systems currently marketed by pharmaceutical companies include transdermal patches, oral controlled release products, biodegradable and non-biodegradable implants and long-acting injectables.

      Controlled drug delivery seeks to maintain a more consistent and appropriate drug level in the bloodstream than conventional dosage forms. Conventional dosage forms often produce higher initial drug levels than required for optimal therapy, increasing risks of side effects, and subsequently, lower than therapeutically optimal levels as the drug is metabolized and cleared from the body. Controlled delivery technologies allow for the development of "patient-friendly" dosage forms which eliminate the need for frequent administration, such as frequent injections or taking tablets several times a day, and thus can improve safety, efficacy and patient compliance. This can be especially beneficial for certain patient populations, such as elderly patients, who often require several medications with differing dosage regimens.

      Controlled drug delivery can provide patent protection for a product that includes a drug that has not been patented or for which the patent is expiring or has expired. Patented methods of controlled drug delivery may extend product life and provide a pharmaceutical company with a competitive advantage over generic products delivered by conventional means. The controlled delivery of certain drugs can also result in the approval of new therapeutic indications, thereby expanding the utility of and the market for those drugs.

COMPANY STRATEGY

      TheraTech's strategy is to develop and manufacture advanced drug delivery products for a wide variety of therapeutic applications utilizing a broad array of proprietary delivery technologies. The Company's strategy consists of four basic elements:

  Collaborative Product Development with Established Pharmaceutical Companies

      TheraTech is developing several drug delivery products in collaboration with major pharmaceutical companies. In general, TheraTech's collaborative partners provide research funds, and clinical and other support during the product development process. Either TheraTech or a pharmaceutical company may bring an idea for a drug delivery product to the other, seeking to collaborate on the development and testing of a new product. Once a product is approved, TheraTech's partners generally provide an established and trained marketing and sales force to sell TheraTech's product.

  Independent Product Development

      In addition to its collaborative efforts, the Company is engaged in independent product development. If successful, independently developed products will provide the Company with the flexibility either to market the product itself or enter into agreements with pharmaceutical partners on terms generally more favorable to the Company than if the agreement was entered into at an earlier stage of development. Although independent product development entails more financial risk than initially working with a collaborative partner, the Company is better able to control the development process and retain a greater portion of the product revenue stream. TheraTech currently has several products which are being or were initially developed independently, including testosterone patches for men, estradiol and estradiol/progestin transdermal patches, testosterone patches for women and transmucosal, oral and topical dosage form products.

  Use of Multiple Drug Delivery Technologies

      TheraTech begins product development by defining the target blood level profile for a given drug and choosing from its broad technology base the most appropriate dosage form and route of administration to achieve that profile. TheraTech's extensive technology base enables the Company to deliver a much wider variety of drugs more effectively than could be delivered from the use of a single delivery technology. TheraTech devotes significant resources to continued development of new drug delivery technologies as well as additional products based on its existing technologies. TheraTech's strategy is to maintain ownership of its drug delivery technology and to license only specific product applications.

  Control of the Product Manufacturing Process

      TheraTech products are manufactured using several proprietary materials and production technologies. By manufacturing its own products and those of its pharmaceutical partners, TheraTech can protect the proprietary aspects of the manufacturing process, retain control over the quality of its products and increase its share of the product revenue stream. TheraTech produces product for development requirements and clinical supplies in its pilot plant facilities, and commercial transdermal products in its 63,000 square foot manufacturing facility. This facility is equipped to produce commercial quantities of both liquid reservoir and matrix transdermal patches, and may be adapted to manufacture other dosage forms.

THERATECH TECHNOLOGIES

      TheraTech approaches drug delivery from a multi-disciplinary perspective, applying innovations in medical and pharmaceutical sciences, fundamental knowledge of drug permeation mechanisms and advanced technologies in polymer science. This process begins by first defining the desired blood level profile, then the most appropriate methods of administration, such as transdermal, oral, oral transmucosal or others, are identified for product development. For new chemical entities under development, the optimal profile is frequently not known. Further, the ideal dosing for many drugs may not be fully understood due to absorption or delivery difficulties. In such cases, TheraTech's initial objective is to develop a delivery technology to administer these drugs which may not otherwise be deliverable without invasive methods such as injections, and to subsequently develop an optimized dosage form.

  Transdermal Drug Delivery

      Transdermal drug delivery entails the administration of drugs through the skin from an adhesive patch. This method of drug delivery is ideally suited for certain drugs that must be injected and for many orally delivered drugs that are degraded either in the gastrointestinal tract or by the liver, such that only a small fraction of the total administered dose is actually absorbed and therapeutically effective. Attempts to overcome such inefficient oral delivery through increased dosage may lead to direct adverse effects on the liver and result in high levels of the metabolized drug ("metabolites") which can potentiate certain side-effects. Transdermal delivery systems overcome such "first-pass" metabolism problems by delivering the drug directly into the bloodstream at prescribed rates. Further, transdermal delivery systems provide a convenient means to administer many drugs over prolonged periods, which would otherwise require frequent dosing. Thus, transdermal delivery can significantly enhance the therapeutic benefits of certain drugs through improved efficacy, safety and bioavailability while improving patient compliance and comfort.

      Due to the significant barrier properties of skin, transdermal drug delivery has historically been limited to those drugs which are highly potent and can naturally permeate skin. TheraTech has developed and obtained patents on several enhancer compositions for use in transdermal drug delivery. The Company has demonstrated that these proprietary enhancers can be used to create transdermal products that will deliver a variety of drugs at higher rates than would otherwise be possible. These patented enhancer compositions consist of agents that have already been approved for human use in pharmaceutical, cosmetic and/or food applications. As a result, the Company believes products employing these enhancers can achieve regulatory approval more quickly than products using new chemical entity enhancers. The Company also believes that its enhancer technologies represent a significant competitive advantage over other transdermal drug delivery products.

      TheraTech has developed two principal types of transdermal patch systems, the TheraDerm-LRS(R) ("Liquid Reservoir System" or "LRS") and the TheraDerm-MTX(R) ("Matrix System" or "MTX"). The Company can incorporate the use of its enhancer technologies into either system type. TheraDerm-LRS was designed and developed to overcome the limitations of other liquid reservoir systems. Numerous drug formulations can be incorporated into a TheraDerm-LRS patch since the system is not rate limiting to the administration of the drug and the drug reservoir is physically isolated from the adhesive within the system. This system design also eliminates adverse drug formulation interactions with the patch adhesive. The TheraDerm-LRS patch is particularly useful for drugs that require higher doses or have intrinsically low transdermal permeability. Two U.S. patents have been issued for the TheraDerm-LRS transdermal patch, as well as international patents.

      The TheraDerm-MTX is an adhesive matrix patch design. The drug is incorporated in the adhesive, resulting in a light and flexible patch which conforms to the skin for maximum adhesion and comfort. The TheraDerm-MTX employs a convenient application tab, allowing the user to easily apply the patch. Several U.S. patents have been issued to provide a proprietary position for products developed by TheraTech utilizing the TheraDerm-MTX patch design.

                                  THERADERM-LRS




                                  THERADERM-MTX

  Oral Transmucosal Drug Delivery

      The Company has placed considerable emphasis on the development of new technologies for the administration of large molecule drugs including peptides and polysaccharides. These technologies enable the delivery of many such drugs across the mucosal tissue of the oral cavity ("oral transmucosal delivery"). The advantages of this approach over other delivery routes include: high drug permeability relative to transdermal administration; reduced metabolism and increased bioavailability relative to oral dosing where enzymatic degradation in the intestine and by the liver is significant; easy access to the oral cavity for convenient application or removal of the dose by the patient; localization of the dosage form at the delivery site over prolonged periods to extend the duration of drug delivery and maximize the extent of absorption; and greater resistance to chemical and mechanical irritation relative to other mucosal delivery routes.

      TheraTech's oral transmucosal ("OTM") delivery systems are solid dosage forms which adhere to various surfaces in the oral cavity and deliver macromolecular drugs over a period of time. TheraTech views its OTM technology as a patient friendly alternative to systemic injection that has wide applicability to many peptide and other macromolecular drugs, as well as smaller conventional drugs which must currently be injected. The Company has been issued patents for certain OTM designs and compositions, and has filed additional patent applications for other system designs and therapeutic applications. The Company has conducted human feasibility studies demonstrating the ability of these systems to deliver therapeutic levels of glucagonlike insulinotropic peptide ("GLP-1"). The results of this study were published in the August 1996 issue of Diabetes Care. The Company also initiated similar studies on GLP-1 in Type II diabetic patients during 1996. GLP-1 is an investigational drug for the treatment of non-insulin dependent diabetes mellitus, commonly referred to as Type II or adult-onset diabetes.

      Considering that there are an estimated 12 to 14 million Type-II diabetics in the U.S. alone, TheraTech believes its successful GLP-1 human feasibility study presents not only a potential therapeutic breakthrough, but also a potentially significant commercial opportunity. The Company believes that the successful delivery of GLP-1 in human trials by its oral transmucosal tablets represents the first major step in the development of peptide drug products with its OTM technology.

      TheraTech has recently entered into a multi-product collaboration with Eli Lilly and Company ("Lilly") to evaluate certain Lilly peptide drugs and develop OTM dosage forms using TheraTech's proprietary technologies.

  Oral Drug Delivery

      The Company continues to invest resources in the area of orally administered controlled release dosage forms by developing and/or acquiring patented technologies for controlled release dosage forms formulated using FDA approved materials and using established solid dosage form manufacturing processes. The Company is currently developing several oral controlled release products.

  Other Delivery Technologies

      The Company is also developing long lasting lozenges which provide controlled release drug delivery in the oral cavity. This lozenge technology complements the Company's transmucosal delivery technology and is applicable to a wide variety of drugs for either local delivery or systemic delivery through the mucosal tissues of the mouth.

      To complement its transdermal efforts, TheraTech is developing topical formulations for dermatological applications based upon its proprietary skin enhancer technologies. These topical formulations are designed to maximize the delivery of the drug to the skin itself, and more particularly to the regions of skin underlying the outer barrier layer. TheraTech's proprietary enhancer technologies allow topical dosing to the skin at significantly greater levels than those provided by conventional topical formulations and technologies. This allows the Company to increase dosing to the target site, which may result in increased therapeutic efficacy for many topically administered drugs.

      During 1996, TheraTech acquired exclusive rights to two inhalation drug delivery technologies. A dry powder inhalation ("DPI") respiratory drug delivery device and an assist device for use with existing metered dose inhalers ("MDI"). Design features of both devices include breath activation by the patient and an expected lower production cost compared to other devices currently under development. Both devices, acquired from Innovative Devices, LLC, have patents pending and are in early development. The MDI device is targeted to be compatible with approximately 80 percent of the asthma medications currently on the market and to be reusable for up to a year. The DPI device is being developed primarily for certain peptides and larger protein drugs and has a mechanism that should provide maximum deaggregation of drug particles. These additional technologies expand TheraTech's protein drug delivery capabilities and provide an entry into the important pulmonary drug delivery area, a market that is both large and growing. In fact, the worldwide respiratory drug market totaled approximately $6.85 billion in 1995 and is expected to surpass $11 billion by the year 2001.

THERATECH PRINCIPAL PRODUCTS AND KEY PARTNERSHIPS


      The following table lists the potential indications, current status as of March 1997, and collaborative marketing partners for each of the Company's principal products that have been approved or are in preclinical or later stages of development. The table does not include those products which the Company has in earlier stages of development.

---------------------------------------------------------------------------------------
       PRODUCT            TARGETED                                PARTNERS
     DESCRIPTION         INDICATION        STATUS          TERRITORY/AVAILABILITY
---------------------------------------------------------------------------------------
Testosterone            Male             Launched in:   SMITHKLINE BEECHAM (U.S.,
(Transdermal            Hypogonadism     US, So.        Canada, New Zealand, Australia
TheraDerm-LRS, 2.5 mg                    Korea,         and the majority of Western
System)                                  (Androderm);   Europe); CEPA (Spain);
                                         UK             LABORTERAPIA (Portugal);
                                         (Andropatch);  FOURNIER (France, North
                                         Sweden,        Africa); ASTRA (Sweden,
                                         Denmark        Norway, Denmark, Finland and
                                         (Atmos).       Iceland); GRELAN (Japan);
                                         Approved in:   WYETH-AYERST (Mexico, Latin
                                         Switzerland    America, the rest of Africa
                                         (Androflex),   and the Middle East); SAMYANG
                                         Brazil,        CORP. (So. Korea)
                                         Ireland,
                                         Finland
---------------------------------------------------------------------------------------
Estradiol               Female HRT,      NDA cleared    PROCTER & GAMBLE
(Transdermal            Osteoporosis     in U.S.        (Worldwide, except in
TheraDerm-MTX)                           12/96 (Alora)  Asia); SAMYANG CORP. (So.
                                                        Korea)
---------------------------------------------------------------------------------------
Nitroglycerin           Angina Pectoris  Launched in    LAVIPHARM S.A. (Worldwide,
(Transdermal                             Italy,         except So. Korea); SUB
TheraDerm-MTX)                           Greece and     DISTRIBUTORS:  LAVIPHARM
                                         France         S.A./SYNTHELABO (Greece);
                                         ANDA filed in  ALTER S.A. (Spain);
                                         U.S            CYANAMID BENELUX SA/NV
                                         SNDS filed in  (Belgium); KNOLL
                                         Canada         FARMACEUTICI S.P.A.
                                                        (Italy); RHONE-POULENC
                                                        RORER CANADA (Canada);
                                                        SANOFI WINTHROP AB
                                                        (Scandinavia);  SYNTHELABO
                                                        S.A. (France); SAMYANG
                                                        CORP. (So. Korea)
---------------------------------------------------------------------------------------
Testosterone            Male             SNDA           SMITHKLINE BEECHAM (U.S.,
(Transdermal            Hypogonadism     submitted in   Canada, New Zealand,
TheraDerm-LRS, Single                    U.S. 10/96     Australia and the majority
patch 5 mg System)                                      of Western Europe);
                                                        WYETH-AYERST (Mexico, Latin
                                                        America,
                                                        non-French-speaking Africa
                                                        and the Middle East), ASTRA
                                                        (Denmark, Finland, Iceland,
                                                        Norway and Sweden). Under
                                                        negotiation with the
                                                        remaining partners.
---------------------------------------------------------------------------------------
Estradiol/Progestin     Female HRT,      Phase III      PROCTER & GAMBLE (Worldwide,
(Transdermal            Osteoporosis                    except in Asia);
TheraDerm-MTX)                                          NICHIIKO AND YOSHITOMI (Japan);
                                                        SAMYANG CORP. (So. Korea)
---------------------------------------------------------------------------------------
Progestin               Female HRT       Phase II       Unassigned/Worldwide
(Transdermal
TheraDerm-MTX)
---------------------------------------------------------------------------------------
Testosterone            Female HRT,      Phase II       Unassigned/Worldwide
(Transdermal            AIDS Wasting
TheraDerm-MTX)
---------------------------------------------------------------------------------------
Undisclosed             Urinary          Phase I/II     MEIJI MILK PRODUCTS CO.
(Transdermal            Incontinence                    (Asia)
TheraDerm-MTX)                                          Unassigned/Remainder of the
                                                        World
---------------------------------------------------------------------------------------
GLP-1                   Diabetes         Phase I        Unassigned/Worldwide
(OTM)
---------------------------------------------------------------------------------------
Nicotine                Smoking          Phase I        Unassigned/Worldwide
(Oral Lozenge)          Cessation
---------------------------------------------------------------------------------------
Testosterone/Estradiol  Female HRT       Phase I        Unassigned/Worldwide
(Transdermal
TheraDerm-MTX)
---------------------------------------------------------------------------------------
New Chemical Entity     Undisclosed      Phase I        PFIZER INC.  (Worldwide)
(Transdermal
TheraDerm-LRS)
---------------------------------------------------------------------------------------
Peptide X               Undisclosed      Preclinical    ELI LILLY (Worldwide)
(OTM)
---------------------------------------------------------------------------------------
Acyclovir               Herpes Labialis  Preclinical    Unassigned/Worldwide
(Topical)
---------------------------------------------------------------------------------------
Lidocaine               Local Analgesic  Preclinical    Unassigned/Worldwide
(Transdermal
TheraDerm-LRS)
---------------------------------------------------------------------------------------

(1) For an explanation of the various stages of development, see "Business Government Regulation and Product Approvals." For international markets, a pharmaceutical company is subject to regulatory requirements, interactions and product approvals substantially the same as those in the U.S. Although the clinical trials can be different than those conducted in the U.S., the trials themselves are substantially the same as those in the U.S. and are commonly referred to in the industry as Phases I, II, and III.

  Testosterone Transdermal System for Male Hormone Replacement Therapy

      The Company independently developed a two and one half milligram ("2.5 mg") LRS testosterone transdermal system for the treatment of male hypogonadism. For the vast majority of patients, two patches are applied to non-scrotal skin, providing testosterone and its active metabolites at levels closely matching those which result from natural testosterone production and metabolism in normal men. Current competitive products include injectable synthetic hormones, oral androgens and a transdermal patch which is applied to the shaved scrotum. In addition, a sublingual testosterone product and a non-scrotal testosterone product have recently been submitted to the FDA by other companies. TheraTech believes that its system offers significant advantages over competitive products in that the natural hormone is administered in a more physiological fashion from a more patient friendly system.

      TheraTech assigned U.S. and Canadian marketing rights to its 2.5 mg testosterone transdermal system to SmithKline Beecham. Under the agreement with SmithKline Beecham, TheraTech retained an option to co-promote the product in the U.S. under certain conditions. The Company also has distribution agreements to market this product with Compania Espanola De La Penicilina Y Antibioticos, S.L. ("CEPA") in Spain and Laborterapia - Produtos Farmaceuticos, S.A. ("Laborterapia") in Portugal, (Produtos Farmaceuticos Bioty, LDA ("Bioty") has assigned its marketing rights to Laborterapia with TheraTech's consent), with Samyang Corporation ("Samyang") to market the product in South Korea, with Laboratoires Fournier ("Fournier") for France, with SmithKline Beecham for the remainder of Western Europe (excluding Scandinavia), Australia and New Zealand. TheraTech assigned the Scandinavian marketing rights for the product to Astra AB ("Astra"). The Company signed a joint development and co-promotion agreement for the testosterone patch with Grelan Pharmaceutical Co., LTD ("Grelan") a member of Takada Chemical Industries Group, the largest pharmaceutical company in Japan. The Company has granted Wyeth-Ayerst International, Inc. ("Wyeth-Ayerst"), a division of American Home Products Corporation, exclusive testosterone patch marketing and distribution rights in Mexico, Central and South America, non-French-speaking Africa and the Middle East.

      The testosterone transdermal system for men was cleared for marketing under the trade name Androderm by the FDA and is currently marketed by SmithKline Beecham in the U.S. European regulatory filings have been submitted by SmithKline Beecham, Fournier, CEPA, Laborterapia and Astra to the respective European authorities. During 1996, European approvals were received in Denmark, Finland, Ireland, Sweden, Switzerland and the United Kingdom, with the product being launched in several of these countries. Similar filings have been and are being prepared by Wyeth-Ayerst for its licensed territories. Wyeth-Ayerst also received approval in Brazil during 1996. Additional clinical work will be conducted by Grelan for registration in Japan. The product is or will be marketed under the trade name Atmos in Denmark, Finland and Sweden, Androflex in Switzerland and Andropatch in the U.K. and Ireland. In addition, Samyang received government approval to market the product under the name Androderm in South Korea in late 1996.

      TheraTech completed the development of a second generation Androderm Transdermal System that delivers a nominal daily dose of five milligrams ("5.0 mg") of testosterone from a single patch in a manner equivalent to the application of two currently marketed 2.5 mg Androderm patches. A single 5.0 mg patch provides additional convenience over the current two patch per day dosage. The Supplemental New Drug Application ("SNDA") for this product was submitted to the FDA in October 1996. TheraTech has granted marketing rights for the 5.0 mg patch to Astra, SmithKline Beecham and Wyeth-Ayerst in their respective territories. TheraTech is also negotiating agreements for the 5.0 mg patch with its other testosterone transdermal system marketing partners.

      Male hypogonadism results when the body cannot produce normal levels of testosterone. The consequences of testosterone deficiency include decreased libido, impotence, fatigue, depression, and muscle and bone loss. It is estimated that approximately one percent to five percent of men in the U.S. between the ages of 20 and 65 suffer from hypogonadism, including approximately 200,000 men afflicted by Klinefelter's syndrome (a genetic condition in which men have an extra female chromosome). In such cases, testosterone replacement therapy may have a beneficial impact. Furthermore, it is now recognized that natural testosterone production can be dramatically reduced with age in men, of which it is estimated that 20 percent or more of men over age 65 are hypogonadal. The effects of testosterone replacement in hypogonadal, elderly men have not been systematically evaluated.

  Female Hormone Replacement Therapy

      The Company is developing a number of transdermal products for female Hormone Replacement Therapy ("HRT"). These include an estradiol patch, an estradiol/progestin combination patch, a progestin patch, a testosterone patch and an estradiol/testosterone combination patch. TheraTech has a development and marketing agreement with Procter & Gamble Pharmaceutical, Inc. ("Procter & Gamble") for worldwide rights (excluding Asia) for its estradiol patch and estradiol/progestin combination patch. The Company has an agreement with Nichiiko Pharmaceutical Co., Ltd. ("Nichiiko") to develop and market the estradiol/progestin combination patch in Japan and with Samyang to market the estradiol patch and estradiol/progestin combination patch in South Korea.

      TheraTech submitted an NDA on its MTX estradiol patch in December 1995, and received FDA clearance in December 1996 under the trade name Alora. This was TheraTech's second product approval in two years, both occurring within one year of their initial submission. TheraTech is preparing for the U.S. commercial launch of Alora in the spring of 1997 by Procter and Gamble. The Alora patch will be available in three dosage strengths: 0.05; 0.075; and 0.1 milligrams per day.

      In collaboration with Procter & Gamble, the Company also initiated U.S. Phase III clinical trials for its MTX estradiol/progestin combination patch in 1996. These studies will evaluate multiple dosing levels and regimes with the combination patch. The estradiol and estradiol/progestin combination products are being developed for the treatment of menopausal symptoms and other conditions associated with estrogen deficiency, including osteoporosis. Menopause is a condition associated with aging in which women no longer produce steroid hormones at the physiological levels which were present in their younger years. Menopause can also result from surgical intervention, such as oophorectomy. It is now accepted that bone loss is associated with menopause which can lead to osteoporosis, a debilitating condition contributing to more than one million bone fractures each year in the U.S. Estrogen replacement therapy can effectively treat menopausal symptoms, as well as reduce bone loss with beneficial effects on the prevention of osteoporosis. It is estimated that there are more than 90 million menopausal or postmenopausal women in the U.S. and Europe, and this number is anticipated to increase during the next decade. In 1995, worldwide sales for female hormone therapy replacement products exceeded $2.1 billion.

      The current market for estrogen in the U.S. is dominated by oral products which require significantly larger doses of estrogen to produce the desired effects relative to transdermal estradiol administration. Further, unopposed estrogen administration can lead to pre-cancerous uterine conditions in many women unless counterbalanced by the co-administration of a progestin. As with estrogen replacement, progestin therapy is currently dominated by oral products which require higher levels of progestin hormones. Transdermal female hormone replacement patch development is an active field with several companies developing estradiol patches and estradiol/progestin combination patches. In the U.S., three other estradiol matrix patches offered by competitors of the Company have also received FDA approval. The Company believes that its products may provide improved performance and better skin toleration than competitive transdermal estradiol products.

      An exciting new product in the female HRT area is a MTX transdermal patch that delivers testosterone to women. Although women produce only about one twentieth the amount of testosterone produced by men, it is believed to have an important role in the normal hormonal balance of healthy women. The potential consequences of testosterone deficiency in women, including loss of libido and muscle and bone deterioration, are becoming more recognized by the medical community, offering TheraTech new opportunities in the female HRT market. The issuance in October 1995 of a U.S. patent on this technology solidified TheraTech's position in this rapidly evolving area. During the third quarter of 1996, TheraTech reacquired all rights to its testosterone patch for women and its estradiol/testosterone combination patch from Solvay Pharmaceuticals, Inc. ("Solvay") and is now independently developing both products. TheraTech is negotiating with several multi-national pharmaceutical companies to market its transdermal testosterone patch for women.

      TheraTech initiated Phase II clinical trials in 1996 for two separate indications on its female testosterone patch. The first study is being conducted at the Massachusetts General Hospital, to evaluate the effects of the patch on muscle wasting in HIV infected women who are testosterone deficient. The second study evaluates the effects on sexual function, mood and quality of life in oophorectomized woman with low testosterone levels. The effects of testosterone replacement on bone turnover markers will also be evaluated. The latter study is being conducted at several medical centers in the U.S.

  Nitroglycerin Transdermal System for the Treatment of Angina

      TheraTech has developed an enhanced transdermal nitroglycerin patch for the treatment of angina, a painful attack due to insufficient oxygen in the muscles of the heart. TheraTech's system utilizes proprietary enhancer technology allowing equivalent dose administration from smaller patches than the currently marketed originator products. Utilizing a TheraDerm-MTX patch design, this product was developed as a generic bioequivalent product against Ciba Geigy's (now Novartis AG) Transderm-Nitro(R) product and in 1993 an ANDA was submitted to the FDA. The FDA has listed both Schering Plough's Nitro-Dur(R) and Ciba Geigy's Transderm-Nitro(R) as suitable reference standard products for bioequivalence comparisons; allowing generic substitution of TheraTech's product against Transderm-Nitro pending final ANDA approval. In Europe, marketing applications based on TheraTech's bioequivalency study against the Transderm-Nitro product were submitted and approved in several countries and TheraTech's product is being marketed by Lavipharm' distributors in France, Greece and Italy.

      TheraTech entered into development and license agreements with Lavipharm, a privately-held European company with sales of approximately $175 million in 1996, pursuant to which TheraTech has received development payments and is receiving royalties in exchange for granting Lavipharm exclusive worldwide (excluding South Korea) marketing rights for this product. Lavipharm has licensed the product to various distributors for sales in Europe and Canada. TheraTech retains exclusive manufacturing rights for the U.S., but has granted exclusive manufacturing rights to Lavipharm with respect to the rest of the world, except South Korea. TheraTech has entered into a technical license agreement with Samyang pursuant to which TheraTech will receive certain license fees and royalties in exchange for granting Samyang the exclusive right to manufacture and market the product in South Korea.

      Approximately three million people in the U.S. suffer from angina. Nitrate therapy is a leading method of treatment of angina. Total U.S. annual sales of nitroglycerin patches at the manufacturer's level are approximately $250 million, and worldwide annual sales of nitroglycerin patches are approximately $500 million.

  Oral and OTM Drug Delivery

      In 1996, the Company continued to make significant progress in the oral controlled release and OTM drug delivery areas. TheraTech has a small scale, solid dosage form pilot plant for the development and manufacturing of oral controlled release tablets, self adherent OTM systems and long acting lozenges, in accordance with current Good Manufacturing Practice ("cGMP"). This facility will be used to support clinical supplies manufacturing and is capable of biobatch production runs.

      The Company made particular progress in the transmucosal delivery of macromolecules. Such drugs include peptide and carbohydrate based compounds which are the focus of many biotechnology based drug discovery programs within the industry. Such compounds are inherently difficult to administer using conventional drug delivery technologies and typically must be administered by injection.

      A major technological milestone was reached with a successful clinical feasibility study using TheraTech's proprietary OTM system for peptide delivery. In this study, TheraTech's proprietary OTM system administered pharmacologically active amounts of GLP-1, an investigational drug for the treatment of non-insulin dependent diabetes mellitus, commonly referred to as Type-II, or adult-onset, diabetes. GLP-1 works primarily by stimulating the release of insulin while inhibiting gastric emptying, thus lowering blood glucose. The ability of GLP-1 to stimulate insulin secretion is accomplished in a blood glucose-dependent fashion with minimal effects when blood glucose levels are normal or low. GLP-1 may, thereby, offer an inherent safety advantage over conventional drugs for the treatment of Type-II diabetes. The results of this study were published in the August 1996 issue of Diabetes Care. The Company also initiated similar studies on GLP-1 in Type II diabetic patients during 1996.

      TheraTech's successful GLP-1 clinical trial demonstrates the viability of the Company's proprietary OTM technology for the non-invasive administration of peptide drugs. Most peptide drugs cannot be administered orally because of their susceptibility to enzymatic digestion in the gastrointestinal tract and their large molecular size. GLP-1, for example, is a 30 amino acid peptide with a molecular weight of approximately 3,300. Further, considering there are an estimated 12 to 14 million Type II diabetics in the U.S. alone, the GLP-1 OTM product may offer a significant commercial opportunity for TheraTech.

      TheraTech is in discussions with several pharmaceutical companies regarding the development of peptides using OTM technology. The first development agreement in this area was signed in January 1997 with Lilly. This agreement encompasses a multiple-product development and marketing collaboration program. The products under this agreement will utilize the OTM technology for the delivery of several Lilly peptide drugs, primarily in the endocrine area. These peptide drugs are at various stages of preclinical and clinical development.

  Pfizer New Chemical Entity Transdermal Products

      TheraTech has had a broad, long-standing agreement with Pfizer to evaluate and develop transdermal patches for selected new chemical entities under development at Pfizer. Under this agreement, TheraTech is screening a selected number of compounds and developing prototype patches for clinical studies on those compounds satisfying transdermal drug delivery requirements. Based on Phase I results, further development activities would be subsequently negotiated.

  Nicotine Products for Smoking Cessation

      Although TheraTech is developing a nicotine transdermal patch for smoking cessation therapy for Lavipharm, the Company and Lavipharm are not currently allocating substantial resources to this product. TheraTech has licensed the nicotine transdermal patch to Samyang, who is actively developing the product for South Korea. The Company is allocating resources to develop a nicotine lozenge for smoking cessation and initiated Phase I clinical trials on this product during 1996.

RISK FACTORS AFFECTING EARNINGS AND STOCK PRICE

      The statements contained in this Report on Form 10-K that are not purely historical are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward looking statements involve various risks and uncertainties. Forward looking statements contained in this Report include statements regarding the Company's future product development and commercialization, market opportunities and acceptance, U.S. and foreign regulatory approval, expectations, goals, product sales and other revenues, financial performance, strategies, mission and intentions for the future. Such forward looking statements are included under Item 1. "Business," Item 2. "Properties" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this Report are made as of the date hereof, based on information available to TheraTech as of such date, and the Company assumes no obligation to update any forward looking statement. It is important to note that such statements may not prove to be accurate and that the Company's actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially from the Company's expectations are those described below and elsewhere in this Report. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

  Early Stage of the Company and its Products; Technological Uncertainty

      TheraTech was founded in January 1985 and its revenues to date have consisted principally of research fees, licensing fees, milestone payments and other payments from other entities under collaborative research and other agreements. Revenues from sales of TheraTech's products have been limited to the initial commercialization of the testosterone product in the U.S. and Europe, and to royalties from Lavipharm for sales of the nitroglycerin product in Europe. During the year ended December 31, 1996, revenue earned from Procter & Gamble and SmithKline Beecham accounted for approximately 42 percent and 33 percent, respectively, of the Company's total revenues. The loss of either of these customers would have an adverse result on the Company's business, financial condition and results of operations. To achieve significant revenues and profitable operations on a continuing basis, the Company and its partners must successfully develop, manufacture, and license or market additional products. The Company's two introduced products are at an early stage of commercialization and many of the Company's drug delivery products and technologies are at various stages of research and development. The time necessary to achieve market success for any individual product is long and uncertain. No assurance can be given that the Company's product development efforts will be successfully completed, that required regulatory approvals can be obtained, that products under development can be manufactured at acceptable cost and with appropriate quality or that any approved products can be successfully licensed or marketed. In addition, there can be no assurance that the drug development and marketing efforts of TheraTech or its partners will be successful.

  Competition

      Competition for the development of drug delivery products is intense and expected to increase. TheraTech's competitors include Alza Corporation ("Alza"), Cygnus Therapeutic Systems ("Cygnus"), Elan Corporation ("Elan"), Ethical Pharmaceuticals, Ltd., Novartis AG (formerly Ciba-Geigy), Noven Pharmaceuticals Inc, Schering Plough, 3-M Pharmaceuticals and others. Some of these companies have substantially greater financial resources and larger research and development staffs than TheraTech, as well as substantially greater experience in developing products, in obtaining regulatory approvals and in manufacturing and marketing pharmaceutical products. Competition with these companies involves not only product development, but also acquisition of products and technologies from universities and other research institutions. TheraTech also competes with pharmaceutical companies, universities and other institutions in the development of products, technologies and processes that are, or in the future may be, the basis for competitive products. There can be no assurance that the Company will successfully develop technologies and products that are more effective or affordable than those being developed by its competitors. In addition, one or more of the Company's competitors may achieve product commercialization or obtain patent protection earlier than TheraTech. Competitive products have either been approved or are being developed for most of TheraTech's products. The first pharmaceutical product to reach the market in a therapeutic area often has a significant competitive advantage relative to later entrants to the market.

      TheraTech expects that its products will compete primarily on the basis of product efficacy, safety, patient convenience, reliability, price and scope of patent rights. The Company's competitive position will also depend on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, obtain patent protection and secure adequate capital resources. There can be no assurance that future competitive forces will not have a material adverse effect on the Company's business, financial condition or results of operations.

  Manufacturing and Supply

      TheraTech transdermal patches are manufactured using several proprietary materials and production technologies developed by TheraTech in conjunction with equipment and material suppliers. The two types of patches, TheraDerm-LRS and TheraDerm-MTX transdermal drug delivery systems, initially were produced on separate production lines in TheraTech's pilot production facilities in accordance with cGMP practices prescribed by the FDA. These facilities continue to supply TheraTech's transdermal patch developmental requirements and are capable of producing biobatch lots. TheraTech also manufactures its OTM, lozenge and controlled release oral dosage forms for development purposes in its separate solid dosage form pilot manufacturing facility under cGMP practices. TheraTech performs quality control testing in-house for each aspect of the manufacturing process, from raw material studies to final product characterization.

      Several materials used in the manufacture of the Company's products are available only from sole source suppliers. These items have generally been available to TheraTech and the pharmaceutical industry on commercially reasonable terms. TheraTech has not experienced undue difficulty acquiring materials necessary to manufacture clinical quantities of its products. TheraTech intends to negotiate supply contracts, as appropriate, for its products and has already entered into contracts on certain materials for its Androderm production. Any interruption of supply could have a material adverse effect on the Company's business, financial condition and results of operations.

      TheraTech has a 63,000 square foot multi-product cGMP commercial manufacturing facility. When fully equipped, this facility will be capable of producing up to approximately 140 million LRS patches and 100 million MTX patches annually. The LRS portion of the facility was validated and underwent a Pre-Approval Inspection ("PAI") by the FDA in April 1995. Commercial production of the testosterone transdermal systems began in July 1995. The MTX portion of the facility was validated and completed a PAI in August 1996 for the commercial production of Alora, which began in December 1996. TheraTech believes it has sufficient capacity to support the initial U.S. and worldwide marketing of its approved transdermal products. Further product growth may require TheraTech to expand this facility or obtain a second manufacturing facility. The Company has installed the equipment necessary for current LRS and MTX production capability and plans to install additional production equipment to attain full capacity. Currently, the facility is producing the required commercial quantities of testosterone transdermal systems and is producing Alora in preparation for commercial launch. There can be no assurance, however, that the Company will not encounter manufacturing difficulties with respect to its existing and future products that could have a material adverse effect on the Company's business, financial condition or results of operations.

  Marketing and Sales

      TheraTech is developing several drug delivery products under research and development, and marketing and distribution agreements pursuant to which the other contracting parties are responsible for marketing activities. Although TheraTech believes that its collaborative partners intend to commercialize the products which they license from the Company, the level of resources and attention devoted by the collaborative partner to a product is not within the Company's control.

      Collaborative partners are generally responsible for marketing and distribution activities. Product sales forecasts provided by collaborative partners are used by TheraTech for production scheduling. Significant changes in sales forecasts may cause substantial changes in the Company's production and future product sales. TheraTech's product sales are subject to many variables, including: the collaborative partners' ability to identify the market; market acceptance of the product; inventory levels held in the distribution network and marketing efforts by collaborative partners. As a result, TheraTech's production, and the resulting product sales, are dependent upon the collaborative partners marketing and sales efforts. There can be no assurance, with respect to the market acceptance of the Company's products or the anticipated sales growth of such products.

      Certain of TheraTech's products may be directed toward markets and indications whose potential has not been fully developed. New products and technologies could expand the size of a market due to the limitations of existing therapies. This may require extensive education of physicians and potential new patients. Physicians may require assistance in understanding the benefits of these new products and overcoming objections to long-standing ideas on treatments. Patients may not be aware of their symptoms, or that the symptoms they are experiencing are signs of a medical condition that now have treatments available. As a result, the growth of product sales may be significantly dependent upon this educational process.

      TheraTech generally has retained manufacturing rights and intends to manufacture most of its products under development, but may also choose to license certain manufacturing rights, as appropriate. TheraTech is also developing several products independently. Initially, the Company intends to license most of these independently developed products for sale through pharmaceutical companies. TheraTech's long-term objective is to market some of its independently developed products. The Company may initially focus on selected market segments to provide optimum return on the sale of its products. In the event significant sales of products are not achieved or sustained, whether through marketing partners or the Company's own sales efforts, the Company's business, financial condition and results of operations would be materially adversely affected.

  Patents and Proprietary Technology

      TheraTech's policy is to file patent applications in appropriate situations to protect and preserve, for its own use, technology, inventions and improvements that it considers important to the development of its business. The Company seeks patent protection for its proprietary technologies and products as it believes is appropriate in the U.S., Canada, Australia, key European and Asian countries and other countries. The Company also relies on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

      TheraTech's success will depend, in part, on its ability to obtain or license patents, protect trade secrets and operate without infringing the proprietary rights of others. The Company has a number of patents and patent applications. There can be no assurance, however, that existing patent applications will mature into issued patents, that the Company will be able to obtain additional licenses to patents of others or that the Company will be able to develop its own additional patentable technologies. In addition, there can be no assurance that any patents issued to the Company will provide it with competitive advantages or will not be challenged by others or, if challenged, will be held valid, or that the patents of others will not have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that others will not independently develop similar products, or if patents are issued to the Company, will not design around such patents.

      TheraTech currently holds 23 issued and allowed U.S. patents and an additional 15 pending U.S. patent applications. Corresponding patents or applications have been issued or filed in Canada, Australia and key European and Asian countries including Japan. These international filings are in various stages of prosecution, some having been issued as patents, with others being allowed or pending. TheraTech currently is not aware of any claims of infringement against its products or technologies, except: (i) its Nicotine TheraDerm-MTX system may infringe patents issued to Elan and other companies; and (ii) the Company's estradiol/testosterone patent, if successfully marketed in the U.S., may infringe a U.S. patent (if held valid) issued to the University of Southern California. Accordingly, there can be no assurance that claims will not be made against TheraTech or that TheraTech will not be precluded from marketing certain of its products in the U.S. or elsewhere.

      In addition, while TheraTech has no current need to obtain licenses to patents or other proprietary rights of others, such licenses may be required in the future. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If TheraTech does not obtain such licenses, it could encounter delays in product market introductions while it attempts to design around such patents, or could find that the development, manufacture or sale of products requiring such licenses could be foreclosed. In addition, the Company could experience a loss of revenue, as well as incur substantial costs, in defending itself and potentially indemnifying its partners in suits involving such patents or proprietary rights. Further, there can be no assurance that any patent obtained or licensed by TheraTech will be held valid and enforceable if asserted by TheraTech against another party.

      TheraTech requires each of its employees, consultants and advisors to execute a confidentiality and assignment of proprietary rights agreement upon the commencement of employment or consulting relationship with the Company. The agreements generally provide that all inventions, ideas, discoveries, improvements, and copyrightable material made or conceived by the individual arising out of the employment or consulting relationship and all confidential information developed or made known to the individual during the term of the relationship shall be the exclusive property of the Company. This information shall be kept confidential and not disclosed to third parties except in specified circumstances. The employment agreements generally also contain a covenant not to compete for twelve months and a prohibition against disclosure of confidential information for a period of five years after termination of the relationship. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's proprietary information in the event of unauthorized use or disclosure of such information.

  Government Regulation and Product Approvals

      The production and marketing of the Company's products and its research and development activities are subject to regulation by numerous governmental authorities in the U.S. and other countries. In the U.S., pharmaceutical products are subject to the Federal Food, Drug & Cosmetic Act, the Public Health Services Act, and other federal statutes and regulations. These regulations and statutes influence the testing, manufacture, labeling, storage, record keeping, advertising, promotion and approval of such pharmaceutical products. Failure to comply with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, refusal by the government to approve marketing of the product and criminal prosecution.

      In order to obtain FDA approval of a new product, the Company must submit proof of safety, efficacy and stability, and validate its manufacturing processes. These efforts can entail extensive preclinical, clinical and laboratory testing in order to prepare the necessary application for FDA approval. The testing and application process is expensive and time consuming, often taking several years to complete. There is no assurance that the FDA will act favorably or quickly in reviewing such applications. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which the Company will have the exclusive right to exploit them.

      The FDA approval process for a new pharmaceutical product includes: (i) preclinical laboratory and animal studies to enable FDA approval of an Investigational New Drug ("IND") application; (ii) initial IND clinical studies to define safety and dose parameters; (iii) well-controlled IND clinical trials to demonstrate product efficacy and safety in the target population (pivotal trials); and, (iv) submission and FDA approval of an NDA. Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. Human clinical trials are typically conducted in three sequential phases with some amount of overlap allowed. Phase I trials normally consist of testing the product in a small number of volunteers for safety and pharmacokinetic parameters using single and multiple dosing regimens. In Phase II, continued safety and initial efficacy of the product is evaluated in a somewhat larger patient population for dose ranging. Phase III trials typically involve additional testing for safety and clinical efficacy using multiple dosage regimens in an expanded patient population at multiple clinical testing centers. A clinical plan (or "protocol"), accompanied by the approval of the institution participating in the trials, must be submitted to the FDA prior to commencement of each clinical trial. The FDA may order the temporary or permanent discontinuation of clinical trials at any time.

      All the results of the preclinical and clinical studies on a pharmaceutical product are submitted to the FDA in the form of an NDA for approval to commence commercial distribution. In responding to an NDA, the FDA may grant marketing approval, require additional testing and/or information, or deny the application. Continued compliance with all FDA requirements and the conditions in an approved application, including product specification, manufacturing process, labeling, promotional material, record keeping and reporting requirements, is necessary throughout the life of the product. Failure to comply, or the occurrence of unanticipated adverse effects during commercial marketing, could lead to the need for product recall or other FDA-initiated actions that could delay further marketing until the products or processes are brought into compliance.

      The facilities of each pharmaceutical manufacturer must be registered with and approved by the FDA. Continued registration requires compliance with cGMP regulations. Manufacturers must also be registered with the Drug Enforcement Administration ("DEA") and similar state and local regulatory authorities if they handle controlled substances, and with the Environmental Protection Agency ("EPA") and similar state and local regulatory authorities to insure efficient emissions and control is maintained. Certain of the drugs used in products being developed by the Company are controlled substances and are subject to regulation by the DEA and state and local authorities. Each of these organizations conduct periodic establishment inspections to confirm continued compliance with its regulations. Failure to comply with any of these regulations could result in fines, interruption of production and criminal prosecution.

      For international markets, a pharmaceutical company is subject to regulatory requirements, interactions and product approvals substantially the same as those in the U.S. Although the technical details are different, the trials are substantially the same as the Phase I, II and III trial definitions in the U.S. regulations. For most of the Company's development agreements, the collaborative partner is responsible for regulatory interactions. However, the Company is responsible for part, or all, of the regulatory interactions on its independently developed products and some of its collaborative products. The time and cost required to obtain these international market approvals may be more or less than that required for FDA approval.

      There can be no assurance that required approvals from the FDA or foreign regulatory authorities will be obtained on a timely basis, if at all, with respect to TheraTech's products currently under development. Furthermore, future regulatory action, and government compliance measures could significantly impact the Company's launched products and those under development and subject the Company to unexpected delays, costs and expenses. Any failure or material delay in obtaining required regulatory approvals or in satisfying applicable government regulations could affect significantly the Company's future revenues and have a material adverse effect on the Company's business, financial condition and results of operations.

  Product Liability Exposure; Limited Insurance

      The Company's business exposes it to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of therapeutic products. Product liability insurance for the pharmaceutical industry generally is expensive, to the extent it is available at all. TheraTech has limited product liability insurance, and there can be no assurance that it will be able to maintain such insurance on acceptable terms, that the Company will be able to secure increased coverage as the commercialization of its products increase or that the insurance will provide adequate protection against potential liabilities. A successful claim brought against the Company in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations.

  Possible Limitations on Health Care Reimbursement

      TheraTech's ability to successfully commercialize its products may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health coverage insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available for the Company to maintain price levels or volume sufficient to realize an appropriate return on its investment in developing new drug delivery systems. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing and refusing, in some cases, to provide any coverage for indications for which the FDA and other national health regulatory authorities have not granted marketing approval. If adequate coverage and reimbursement levels are not provided by government and third-party payors for uses of the Company's products, market acceptance of these products could be materially adversely affected.

EMPLOYEES

      As of February 28, 1997, TheraTech had 231 full time and 10 part-time employees, of whom 26 hold Ph.D., Pharm.D. and/or M.D. degrees and 42 hold master's degrees. Of the total number, 152 employees were engaged in research and development activities, including: 43 in research; 43 in clinical studies, regulatory affairs and quality control; and 66 in process development and pilot production, 54 employees were in manufacturing, and 35 employees were in finance and administration.

      TheraTech's management team is composed of pharmaceutical industry specialists, including individuals with experience ranging from project conception and design to regulatory approval process and commercial production.

ITEM 2.     PROPERTIES

TheraTech's executive and principal facilities are located in Salt Lake City, Utah. These facilities include approximately 64,000 square feet of research and development, pilot manufacturing and packaging, and administrative space under several leases. Certain of these leases expire in May 1997 and September 1997, and the Company currently leases some of its space on a month-to-month basis as a result of a recently expired lease. Certain of the current leases have renewal options of six months and one year. During 1996, a property management company acquired two of the Salt Lake City buildings in which the Company leases space. TheraTech and the property management company are negotiating to consolidate TheraTech's space from two adjacent buildings it currently occupies into one building. Upon completion of this arrangement, TheraTech will no longer be on a month-to-month lease in the building it will be vacating. Additionally, TheraTech intends to consolidate several of the leases executed in the course of its growth, into one overall lease for the one occupied building. The new lease is expected to have a one-year term with a two-year renewal option. TheraTech has also entered into a 40-year lease, with an option to renew for an additional ten years, on approximately seven acres of land located in the University of Utah Research Park for its commercial manufacturing facility and has right of first refusal on an additional 16 adjacent acres. TheraTech also maintains approximately 3,000 square feet of leased space for business development and related purposes in Tokyo, Japan.

      Included in the Utah facilities, TheraTech currently has two pilot cGMP transdermal manufacturing facilities and one pilot cGMP manufacturing facility for oral products. These facilities utilize small scale production machines for product development and clinical production activities. In addition, the Company has installed similar machines, with modifications for higher throughput and increased manufacturing, in its substantially larger, multi-product transdermal manufacturing facility also located in Salt Lake City, Utah. This 63,000 square foot building is owned by TheraTech and has been approved by the FDA for the commercial production of Androderm and Alora. The manufacturing facility has also been approved by the U.K. Medicines Control Administration for the production of Andropatch.

ITEM 3.     LEGAL PROCEEDINGS

      The Company is not a party to any litigation, other than legal and arbitration proceedings incurred in the ordinary course of business. There can be no assurance that the Company's pending or future legal proceedings will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.


                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      TheraTech's common stock is traded on the Nasdaq National Market under the
Symbol: THRT. On May 30, 1996, the Company announced that its Board of Directors had approved a 3-for-2 stock split, that was effected in the form of a stock dividend on June 28, 1996 to stockholders of record as of the close of business June 14, 1996. The quarterly high and low sales prices for the calendar years 1995 and 1996 as reported are shown below (prices for the periods prior to the 3-for-2 stock split effected June 28, 1996, have been restated):

             1995:                 HIGH          LOW
                                   ----          ---
                First Quarter    $ 7.83        $ 5.83
                Second Quarter     9.50          7.17
                Third Quarter     11.50          9.00
                Fourth Quarter    13.67         10.00

             1996:                 HIGH          LOW
                                   ----          ---
                First Quarter    $16.83        $10.42
                Second Quarter    16.33         12.00
                Third Quarter     14.00          8.38
                Fourth Quarter    13.63          9.38


      As of December 31, 1996, there were 243 stockholders of record and approximately 3,300 beneficial owners of TheraTech stock. TheraTech has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

      The information required by this item is included under "Selected Consolidated Financial Data" in the Company's 1996 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item is included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is included in the "Financial Section" in the Company's 1996 Annual Report to Stockholders and is incorporated herein by reference. Such information is listed under Item 14(a)1 of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is included under "Election of Directors," "The Board of Directors and Committees," "Executive Officers" and "Other Matters" in the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

      The information required by this item is included under "Executive Compensation" in the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is included under "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

                                      PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    1.   Financial Statements and Report of Independent Auditors.

            The following financial statements of the Company and Report of Independent Auditors are contained in the Company's 1996 Annual Report to Stockholders and are incorporated by reference in Item 8 of Part II of this Report on Form 10-K:

                   Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994

                   Consolidated Balance Sheets as of December 31, 1996 and 1995

                   Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

                   Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                   Notes to Consolidated Financial Statements

                   Report of Independent Auditors

       2.   Financial Statement Schedules.

            The following financial statement schedules are filed as part of this Report on Form 10-K and are incorporated herein by reference:

            All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

       3.   Exhibits.

            The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report on Form 10-K.

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter ended December 31, 1996.

(c)   See Item 14(a)3 above.

(d)   See Item 14(a)2 above.

                                INDEX TO EXHIBITS
                                  (ITEM 14(c))


NUMBER                                EXHIBITS
------                                --------
3.1      Restated Certificate of Incorporation of the Company.  (2)

3.2      Amended Bylaws of the Company.  (2)

3.3 Certificate of Amendment to Restated Certificate of Incorporation of the Company.

4.1      Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2      Specimen Common Stock Certificate of the Company.  (1)

10.18*   TheraTech, Inc. 1992 Employees' Stock Option Plan.  (4)

10.19*   TheraTech, Inc. 1992 Directors' Stock Option Plan.  (3)

11       Statement regarding computation of per share earnings.

13.1     Certain portions of the TheraTech, Inc. 1996 Annual Report to
         Stockholders, which portions are incorporated by reference into Part II of this Report on Form 10-K.

21.1     Subsidiaries of the Company.

23.1     Consent of Independent Auditors, Ernst & Young LLP.

27.1     Financial Data Schedule for the year ended December 31, 1996.



1 Incorporated by reference to identically numbered Exhibit to the Company's Registration Statement of Form S-1 (Commission File No. 33-46155), which became effective on March 13, 1992.

2 Incorporated by reference to identically numbered Exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 33-55122), which became effective on December 17, 1992.

3 Incorporated by reference to the exhibit filed with the Company's Proxy Statement filed in connection with its 1994 Annual Meeting of Stockholders.

4 Incorporated by reference to the exhibit filed with the Company's Proxy Statement filed in connection with its 1996 Annual Meeting of Stockholders.

      *     Management contracts or compensatory plans or arrangements.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Salt Lake City, State of Utah, on the 24th day of March 1997.

                          TheraTech, Inc.

                          By: DINESH C. PATEL
                              Dinesh C. Patel, Ph.D.
                              President and Chief Executive Officer and Director


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

        SIGNATURE                                       TITLE                             DATE
        ---------                                       -----                             ----
DINESH C. PATEL                   President, Chief Executive Officer                 March 24, 1997
-------------------------         and Director (Principal Executive Officer)
Dinesh C. Patel, Ph.D.



ALEXANDER L. SEARL                Senior Vice President and Chief Financial Officer  March 24, 1997
-------------------------         (Principal Financial and Accounting Officer)
Alexander L. Searl



WILLIAM I. HIGUCHI                Chairman of the Board of Directors                 March 24, 1997
-------------------------
William I. Higuchi, Ph.D.



GARY L. CROCKER                   Director                                           March 24, 1997
-------------------------
Gary L. Crocker



JAY J. PISIK                      Director                                           March 24, 1997
-------------------------
Jay J. Pisik



JAMES T. O'BRIEN                  Director                                           March 24, 1997
-------------------------
James T. O'Brien



BOYD J. POULSEN                   Director                                           March 24, 1997
-------------------------
Boyd J. Poulsen, Ph.D.

                                INDEX TO EXHIBITS



NUMBER                                  EXHIBITS
------                                  --------
3.1      Restated Certificate of Incorporation of the Company.  (2)

3.2      Amended Bylaws of the Company.  (2)

3.3 Certificate of Amendment to Restated Certificate of Incorporation of the Company.

4.1      Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2      Specimen Common Stock Certificate of the Company.  (1)

10.18*   TheraTech, Inc. 1992 Employees' Stock Option Plan.  (4)

10.19*   TheraTech, Inc. 1992 Directors' Stock Option Plan.  (3)

11       Statement regarding computation of per share earnings.

13.1     Certain portions of the TheraTech, Inc. 1996 Annual Report to
         Stockholders, which portions are incorporated by reference into Part II of this Report on Form 10-K.

21.1     Subsidiaries of the Company.

23.1     Consent of Independent Auditors, Ernst & Young LLP.

27.1     Financial Data Schedule for the year ended December 31, 1996.



1 Incorporated by reference to identically numbered Exhibit to the Company's Registration Statement of Form S-1 (Commission File No. 33-46155), which became effective on March 13, 1992.

2 Incorporated by reference to identically numbered Exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 33-55122), which became effective on December 17, 1992.

3 Incorporated by reference to the exhibit filed with the Company's Proxy Statement filed in connection with its 1994 Annual Meeting of Stockholders.

4 Incorporated by reference to the exhibit filed with the Company's Proxy Statement filed in connection with its 1996 Annual Meeting of Stockholders.

      *     Management contracts or compensatory plans or arrangements.

                                 THERATECH, INC.
                                -----------------
                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (In thousands, except per share data)


                                                                     YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------------
                                                     1996         1995         1994         1993         1992
                                                   --------     --------     --------     --------     --------
STATEMENTS OF OPERATIONS DATA:
Revenues:
    Research and development                       $ 20,413     $ 15,998     $  3,228     $  2,063     $  2,481
    Product sales                                    11,296        4,318           --           --           --
    Licensing                                         2,999        2,715        4,277        3,300           --
    Interest and other                                1,653        1,490        1,282          902          285
                                                   --------     --------     --------     --------     --------
       Total revenues                                36,361       24,521        8,787        6,265        2,766

Costs and expenses:
    Research and development                         18,086       19,959       15,581        8,957        5,766
    Cost of products sold                             8,009        4,711           --           --           --
    General and administrative                        4,935        6,694        4,545        3,617        2,728
    Interest and other                                1,106          998          298          120          111
    Purchase of in-process technology                    --           --           --        1,446           --
                                                   --------     --------     --------     --------     --------
       Total costs and expenses                      32,136       32,362       20,424       14,140        8,605
                                                   --------     --------     --------     --------     --------
Net income (loss)                                  $  4,225     $ (7,841)    $(11,637)    $ (7,875)    $ (5,839)
                                                   ========     ========     ========     ========     ========
Net income (loss) per share                        $   0.20     $  (0.40)    $  (0.61)    $  (0.50)    $  (0.47)
                                                   ========     ========     ========     ========     ========
Shares used in calculation of net income (loss)
      per share                                      21,587       19,790       18,972       15,695       12,542
                                                   ========     ========     ========     ========     ========

BALANCE SHEET DATA
Cash, cash equivalents and investments             $ 25,215     $ 25,098     $ 29,050     $ 18,749     $ 25,746
Working capital                                      22,302       14,530       20,012       14,831       25,268
Total assets                                         53,847       50,836       49,818       28,060       28,420
Notes payable and capital lease obligations,
    less current portion                              8,661       10,320        8,662          652          404
Accumulated deficit                                 (33,061)     (37,286)     (29,445)     (17,808)      (9,934)
Stockholders' equity                                 36,022       30,391       37,307       22,595       26,681

                                 THERATECH, INC.
                             ----------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Since its inception in January 1985, TheraTech has devoted substantially all of its resources to drug delivery research and development programs. TheraTech develops advanced, controlled release drug delivery products which administer drugs through the skin, by oral delivery to the gastrointestinal tract, through tissues in the oral cavity and by other means. TheraTech product development activities have been conducted independently or pursuant to collaborative research and development agreements generally with pharmaceutical companies ("Collaborative Partners"). For independently developed products, TheraTech has entered into licensing, marketing and distribution agreements generally with pharmaceutical companies to market TheraTech manufactured products, or has transferred the technology to other companies. TheraTech continues to devote substantial resources to the development of drug delivery technologies and product development programs.

The Company has entered into various product development, licensing, marketing, manufacturing and supply agreements with Collaborative Partners. Product development and licensing agreements generally provide for TheraTech to receive payments in various forms, including licensing fees and other payments upon the execution of an agreement, milestone payments upon achievement of certain technical and regulatory goals and periodic payments in the form of cost reimbursements for product development and clinical evaluation of a specified product, including a portion of general and administrative expenses.

Manufacturing and supply agreements provide for TheraTech to manufacture and transfer products to Collaborative Partners, which allows TheraTech to earn product sales revenues in a variety of ways. In general, product sales represent contract payments or sales to TheraTech's marketing partners for resale purposes. Product sales may be recognized based on one or a combination of the following: (i) TheraTech's fully burdened manufacturing cost; (ii) a fixed or variable manufacturing profit; (iii) a royalty on the partners product sales; and/or (iv) a transfer of product where the price is based on a percentage of the marketing partners' sales to their clients. Certain agreements also require the marketing partner to meet certain production volumes or pay TheraTech's fixed production costs. Accordingly, TheraTech's product sales do not necessarily reflect the existing or future market demand for such products.

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

To date, three research and development programs have resulted in approved products. In late December 1996, TheraTech received marketing clearance from the U.S. Food and Drug Administration ("FDA") for the Alora(R) Estradiol Transdermal System for women, the Company's second commercial product in the U.S. TheraTech's first commercial product in the U.S. was the Androderm(R) Testosterone Transdermal System for men, approved by the FDA in September 1995. Both marketing clearances were received within one year of their respective initial submissions. The Testosterone Transdermal System for men has also been approved in certain European countries under different trade names. TheraTech also has a nitroglycerin transdermal product which has been approved in certain European countries and was launched by TheraTech's marketing partners in Greece during 1996 and in Italy and France during 1995.

TheraTech has negotiated marketing agreements for its Testosterone Transdermal System with several partners covering various countries. These partners and countries include SmithKline Beecham in the U.S., Canada, Australia, New Zealand and Western Europe excluding France, Spain, Portugal and Scandinavia; Laboratories Fournier S.C.A. ("Fournier") in France and French-speaking Africa; Compania Espanola de la Penicilina y Antibioticos, S.L. ("CEPA") in Spain; Produtos Farmaceuticos Bioty, Lda. ("Bioty") assigned its marketing rights to Laborterapia - Produtos Farmaceuticos, S.A. ("Laborterapia") in Portugal; Astra AB ("Astra") in Scandinavia; Wyeth-Ayerst International, Inc. ("Wyeth-Ayerst") in Mexico, Central and South America, non-French-speaking Africa and the Middle East; Grelan Pharmaceutical Co., Ltd. ("Grelan") in Japan and Samyang Corporation ("Samyang") in South Korea. This product will be marketed under the trade name Androderm in the U.S. and Canada.

                                 THERATECH, INC.
                             ----------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

In April 1996, TheraTech established a wholly owned subsidiary, Natrapac, Inc. ("Natrapac"), to conduct third party non-pharmaceutical packaging operations. Also in April 1996, Natrapac entered into a nine month contract to package a client company's product using certain technology developed by TheraTech.

On June 28, 1996, TheraTech effected a 3-for-2 split of the Company's common stock in the form of a stock dividend. The accompanying financial statements have been adjusted retroactively for all periods presented to reflect the split.

RESULTS OF OPERATIONS

For the year ended December 31, 1996, the Company had net income of $4,225,000, equal to $0.20 per share. This compares to a net loss of $7,841,000 or $0.40 per share, and a net loss of $11,637,000 or $0.61 per share for the years ended December 31, 1995 and 1994, respectively. The Company had total revenues of $36,361,000, $24,521,000 and $8,787,000 for the years ended December 31, 1996,
1995 and 1994, respectively.

RESEARCH AND DEVELOPMENT REVENUES were $20,413,000, $15,998,000 and $3,228,000 for the years ended December 31, 1996, 1995 and 1994, respectively. During 1996, TheraTech earned revenues for: (i) estradiol commercialization activities performed for Procter & Gamble Pharmaceuticals, Inc. ("Procter & Gamble"), which included a milestone payment for the FDA clearance in December 1996 to market the estradiol transdermal system for women in the U.S. under the trade name Alora; (ii) estradiol/progestin combination product development activities also with Procter & Gamble, which completed Phase II studies and initiated Phase III clinical trials; (iii) development activities on the testosterone single patch per day product for SmithKline Beecham and Wyeth-Ayerst, which included filing a Supplemental New Drug application ("SNDA") with the FDA in October 1996; (iv) product development activities performed for Meiji Milk Products Co. ("Meiji") in the form of milestone payments; and (v) providing supplies for additional Androderm clinical trials, supporting Collaborative Partners with foreign regulatory filings and other research and development activities. The milestone payment received for the FDA approval of Alora is primarily the reason for the increase in revenues from 1995 to 1996.

The increase in research and development revenues from 1994 to 1995 was primarily the result of an agreement signed in 1995 with Procter & Gamble to develop and market new hormone replacement products for women. Under this agreement, TheraTech received significant milestone payments for the estradiol NDA submission and for the completion of Phase I studies on the estradiol/progestin combination product. TheraTech also earned from Procter & Gamble cost reimbursements of research and development expenses for these products. During 1995, milestone and cost reimbursement payments were also received from SmithKline Beecham, Grelan and Nichiiko Pharmaceutical Co., Ltd.

PRODUCT SALES for the years ended December 31, 1996 and 1995 were $11,296,000 and $4,318,000, respectively. Product sales during 1996 relate primarily to TheraTech's testosterone transdermal products including Androderm, Andropatch and Atmos. Product sales during 1996 also include the Natrapac client contract, repackaging of patient and physician inserts into cartons of Androderm, payments for fixed production costs and royalties on sales by Lavipharm S.A. ("Lavipharm") of Nitroglycerin in Italy, France and Greece.

Product sales during 1995 were primarily from the launch of Androderm in the U.S. The Company also recognized revenue on Lavipharm's sales of Nitroglycerin which was launched in Italy and France during 1995.

                                 THERATECH, INC.
                             ----------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LICENSING REVENUES were $2,999,000, $2,715,000 and $4,277,000 for the years ended December 31, 1996, 1995 and 1994, respectively. During the 1996 period, TheraTech earned licensing revenues from SmithKline Beecham, Wyeth-Ayerst and Astra for achieving milestones under their testosterone product licensing agreements and from Samyang for milestones under an estradiol/progestin combination product licensing agreement and testosterone product licensing agreement.

During 1995, TheraTech earned licensing fees by achieving milestones for the approval of Androderm in the United States and upon regulatory submission of the testosterone transdermal product in France. Also during the period, the Company earned fees upon signing agreements with Wyeth-Ayerst and Astra for distribution of the testosterone transdermal product. Licensing fees also included the payment by Procter & Gamble for worldwide (excluding Asian countries) marketing rights covering new female hormone replacement products.

During 1994, TheraTech earned a milestone payment from SmithKline Beecham, under a North American marketing and distribution agreement for the testosterone transdermal product, upon filing an NDA with the FDA. TheraTech also earned licensing fees from signing European marketing and distribution agreements with SmithKline Beecham and Fournier for the testosterone transdermal product.

INTEREST AND OTHER REVENUES were $1,653,000, $1,490,000 and $1,282,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Interest and other revenues consist primarily of interest income. The Company earned interest income of $1,296,000, $1,438,000 and $1,252,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Interest income during the 1996 period decreased from the 1995 period due to lower yields on lower average balances in cash, cash equivalents and investments. Interest income during 1995 increased over 1994 due to higher investment returns on lower average balances in cash, cash equivalents and investments.

Other revenues in the 1996 period consisted primarily of a settlement with a supplier of manufacturing materials, intermediate materials sold to a Collaborative Partner and a foreign currency transaction gain on a Collaborative Partner payment.

RESEARCH AND DEVELOPMENT EXPENSES for the years ended December 31, 1996, 1995 and 1994 were $18,086,000, $19,959,000 and $15,581,000, respectively. This reduction in 1996 compared to 1995 was the result of Phase III clinical trials and NDA preparation activities for the estradiol transdermal product and Androderm commercialization activities conducted during 1995 and not repeated in 1996. This decrease was partially offset by additional spending on the following: (i) commercialization, Pre-Approval Inspection preparation and follow-up activities for the estradiol transdermal product; (ii) estradiol/progestin combination product development activities including completion of Phase II studies and initiation of Phase III clinical trials;
(iii) testosterone single patch per day product development activities; (iv) female testosterone product Phase I and Phase II clinical activities; and (v) other projects funded by Collaborative Partners and by TheraTech.

During 1995, research and development expenses included the completion of Phase III clinical studies and the NDA submission for TheraTech's estradiol transdermal product, validation of the manufacturing process for Androderm, preproduction start-up expenses and costs associated with new and existing programs. Preproduction start-up expenses which included costs associated with staffing, training and operating the Company's commercial manufacturing facility were required to obtain regulatory approvals and prepare for product commercialization.

The 1994 expenses included the initiation of Phase III clinical studies for the Company's estradiol transdermal product, preproduction start-up expenses, costs of preparing the NDA for the testosterone transdermal product filed in September 1994, and the hiring of additional personnel.

COST OF PRODUCTS SOLD for the years ended December 31, 1996 and 1995 were $8,009,000 and $4,711,000, respectively, which included direct and indirect manufacturing costs attributable to the production of Androderm, Atmos and Andropatch, and the packaging cost associated with the Natrapac client contract. Cost of products sold as a percentage of product sales decreased from 109 percent in 1995 to 71 percent in 1996. This decrease resulted from improved production efficiencies in 1996 as compared to 1995 when TheraTech incurred higher startup costs associated with initial production of its Androderm product.

                                 THERATECH, INC.
                             ----------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL AND ADMINISTRATIVE EXPENSES for the years ended December 31, 1996, 1995 and 1994 were $4,935,000, $6,694,000 and $4,545,000, respectively. The reduction of expenses in the 1996 period was primarily the result of 1995 outside services associated with the negotiation of several contracts being greater than such services in 1996. Expenses in 1995 included outside legal and consulting fees incurred in connection with marketing and supply agreements, costs to re-acquire the testosterone transdermal product marketing rights in Scandinavia, as well as the costs associated with growth in Japanese operations. Expenses during 1994 included increased operations in Japan, consulting and legal fees, the write-off of certain patent and patent application costs, loan origination fees, costs associated with the Company's public offering in February 1994, along with increases in staffing and other related business expenses. These costs were partially offset by a decrease in business development expenses and amortization of deferred compensation expense related to the grant of stock options.

INTEREST AND OTHER EXPENSES for the years ended December 31, 1996, 1995 and 1994 were $1,106,000, $998,000 and $298,000, respectively. Interest and other expenses consist primarily of interest expense. The Company incurred interest expense of $1,060,000, $972,000 and $296,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in interest expense from 1995 to 1996 reflects an increase in capital lease obligations in late 1995 partially offset by the payment of notes payable and capital lease obligations during 1996.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, TheraTech has funded its operations primarily through equity and debt financing, collaborative research and development agreements, product sales, licensing fees, and other revenues. As of December 31, 1996 and 1995, TheraTech had cash, cash equivalents and investments totaling $25,215,000 and $25,098,000, respectively. This increase was primarily the result of cash provided by operating and investing activities, partially offset by cash used in financing activities reflected in the Company's Consolidated Statements of Cash Flows.

Net cash provided by operating activities for the year ended December 31, 1996 was $4,039,000 compared to net cash used in operating activities of $4,300,000 for 1995. Cash provided in 1996 was primarily a result of net income as compared to net losses in earlier years, partially offset by increases in contracts and accounts receivable and a decrease in accounts payable and accrued liabilities. Cash used in operating activities during 1995 was primarily due to the net loss, together with increases in contracts and accounts receivable and inventory, partially offset by an increase in unearned revenue and accounts payable.

The net cash provided by operating activities in 1996 is not necessarily indicative of future levels. As a result of changing levels of product sales and production costs, the timing of milestone payments and licensing fees, and the timing of expenditures for new and existing product development programs, net income and accordingly the levels of net cash from operations will vary from year to year.

The Company's investing activities during the year ended December 31, 1996 provided $1,390,000 compared to cash used of $1,970,000 for 1995. Cash provided by investing activities during 1996 was primarily the result of sales of securities and the release of cash previously restricted as part of a financing agreement covenant. These increases in cash were partially offset by purchases of securities and expenditures for plant expansion costs and the purchase of equipment for manufacturing and research and development.

The Company's future capital expenditure requirements will depend upon numerous factors, including the progress of research and development activities, the resources that the Company devotes to the independent development of products, and the need for additional manufacturing plant and equipment due to the demand for its other products, if and when approved.

Net cash used in financing activities for the year ended December 31, 1996 was $739,000 compared to net cash provided by financing activities of $3,271,000 for the year ended December 31, 1995. Cash used in 1996 consisted primarily of payments on notes payable and capital lease obligations, largely offset by proceeds from the issuance of stock in both the employee stock purchase plan and the employee stock option plan and from a short-term note with a client company. In comparison, cash provided in 1995 was primarily proceeds from notes payable and capital lease obligations and proceeds from the issuance of stock in both the employee stock purchase plan and the employee stock option plan, partially offset by payments on notes payable and capital lease obligations. Based upon current expectation of operations and capital expenditures for 1997, the Company anticipates that its available cash, cash equivalents and investments plus anticipated revenues from

                                 THERATECH, INC.
                             ----------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


collaborative agreements, product licensing and sales, interest income and bank financing should be sufficient to fund its current capital requirements and operating activities.

                                 THERATECH, INC.
                                -----------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                      1996            1995             1994
                                                   -----------    ------------     ------------
Revenues:
    Research and development revenue under
      collaborative agreements                     $20,413,161    $ 15,997,563     $  3,227,859
    Product sales                                   11,296,298       4,318,193               --
    Licensing                                        2,999,000       2,715,000        4,277,584
    Interest and other                               1,653,083       1,490,777        1,282,100
                                                   -----------    ------------     ------------
      Total revenues                                36,361,542      24,521,533        8,787,543

Costs and expenses:
    Research and development                        18,086,153      19,959,358       15,581,433
    Cost of products sold                            8,008,967       4,711,102               --
    General and administrative                       4,935,429       6,694,112        4,545,309
    Interest and other                               1,106,084         997,550          297,792
                                                   -----------    ------------     ------------
      Total costs and expenses                      32,136,633      32,362,122       20,424,534
                                                   -----------    ------------     ------------
Net income (loss)                                  $ 4,224,909    $ (7,840,589)    $(11,636,991)
                                                   ===========    ============     ============
Net income (loss) per share                        $      0.20    $      (0.40)    $      (0.61)
                                                   ===========    ============     ============
Shares used in calculation of net income (loss)
      per share                                     21,586,928      19,789,460       18,972,185
                                                   ===========    ============     ============



See accompanying notes.

                                 THERATECH, INC.
                                -----------------
                           CONSOLIDATED BALANCE SHEETS

                                                  ASSETS

                                                                                   DECEMBER 31,
                                                                           -----------------------------
                                                                               1996             1995
                                                                           ------------     ------------
Current assets:
    Cash and cash equivalents                                              $ 19,116,991     $ 14,554,352
    Short-term investments                                                    4,097,419        4,164,633
    Contracts and accounts receivable                                         4,726,112        2,157,559
    Inventories                                                               2,277,021        2,418,516
    Prepaid expenses                                                             36,127          147,860
                                                                           ------------     ------------
      Total current assets                                                   30,253,670       23,442,920
Investments in long-term securities                                           2,000,468        6,379,122
Plant and equipment:
    Plant                                                                     9,301,171        9,291,313
    Equipment                                                                11,950,618        9,253,425
    Leasehold improvements                                                      986,703          918,484
    Construction in progress                                                  2,929,228        2,366,678
                                                                           ------------     ------------
                                                                             25,167,720       21,829,900
    Less accumulated depreciation and amortization                           (5,737,034)      (3,666,441)
                                                                           ------------     ------------
      Net plant and equipment                                                19,430,686       18,163,459
Other assets                                                                  2,161,978        2,850,553
                                                                           ------------     ------------
         Total assets                                                      $ 53,846,802     $ 50,836,054
                                                                           ============     ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                       $  1,360,512     $  2,039,959
    Accrued liabilities                                                       2,383,698        2,392,706
    Current portion of notes payable and capital lease obligations            1,609,587        2,047,124
    Unearned revenue                                                          2,597,942        2,432,822
                                                                           ------------     ------------
      Total current liabilities                                               7,951,739        8,912,611

Notes payable, less current portion                                           5,684,880        6,569,286
Capital lease obligations, less current portion                               2,975,864        3,750,707
Unearned revenue                                                              1,212,000        1,212,000

Commitments and contingencies

Stockholders' equity:
    Common stock, $0.01 par value:
      Authorized - 50,000,000 shares; issued and outstanding 20,563,395
      as of December 31, 1996 and 20,007,708 as of December 31, 1995            205,634          200,078
    Additional paid-in capital                                               69,116,551       67,509,148
    Unrealized gain (loss) on investments held as available-for-sale                 --           79,941
    Accumulated deficit                                                     (33,061,163)     (37,286,072)
    Cumulative translation adjustment                                          (238,703)        (111,645)
                                                                           ------------     ------------
      Total stockholders' equity                                             36,022,319       30,391,450
                                                                           ------------     ------------
         Total liabilities and stockholders' equity                        $ 53,846,802     $ 50,836,054
                                                                           ============     ============



See accompanying notes.

                                 THERATECH, INC.
                                -----------------
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                 COMMON STOCK               ADDITIONAL         UNREALIZED
                                                         ---------------------------         PAID-IN         GAIN (LOSS) ON
                                                           SHARES          PAR VALUE         CAPITAL          INVESTMENTS
                                                           ------          ---------         -------          -----------
Balance at December 31, 1993                             16,200,844        $162,009       $ 40,241,041        $      --
    Common stock issued in public offering,
      net of issuance costs of $1,680,737                 3,000,000          30,000         25,539,263               --
    Common stock issued for in-process
      technology                                             45,000             450            330,863               --
    Common stock issued upon exercise
      of stock options                                      340,838           3,408            215,697               --
    Common stock issued in the employee
      stock purchase plan                                    12,615             126             87,687               --
    Compensation expense related to the
      grant of stock options                                     --              --            169,524               --
    Unrealized loss on investments held
      as available-for-sale                                      --              --                 --          (52,958)
    Cumulative translation adjustment
    Net loss                                                     --              --                 --               --
                                                         ----------        --------       ------------        ---------
Balance at December 31, 1994                             19,599,297         195,993         66,584,075          (52,958)
    Common stock issued upon exercise
      of stock options                                      377,025           3,770            742,909               --
    Common stock issued in the employee
      stock purchase plan                                    31,386             315            160,772               --
    Compensation expense related to the
      grant of stock options                                     --              --             21,392               --
    Unrealized gain on investments held
      as available-for-sale                                      --              --                 --          132,899
    Cumulative translation adjustment                            --              --                 --               --
    Net loss                                                     --              --                 --               --
                                                         ----------        --------       ------------        ---------
 Balance at December 31, 1995                            20,007,708         200,078         67,509,148           79,941
    Common stock issued upon exercise
      of stock options                                      519,321           5,193          1,313,287               --
    Common stock issued in the employee
      stock purchase plan                                    36,385             363            293,448               --
    Repurchase of fractional shares resulting
      from the 3-for-2 stock split                              (19)             --               (288)              --
    Compensation expense related to the
      grant of stock options                                     --              --                956               --
    Change in unrealized gain on investments held
      as available-for-sale                                      --              --                 --          (79,941)
    Cumulative translation adjustment                            --              --                 --               --
    Net income                                                   --              --                 --               --
                                                         ----------        --------       ------------        ---------
 Balance at December 31, 1996                            20,563,395        $205,634       $ 69,116,551        $      --
                                                         ==========        ========       ============        =========

                                                                             CUMULATIVE           TOTAL
                                                          ACCUMULATED        TRANSLATION      STOCKHOLDERS'
                                                            DEFICIT          ADJUSTMENT          EQUITY
                                                            -------          ----------          ------
Balance at December 31, 1993                             $(17,808,492)       $      --        $ 22,594,558
    Common stock issued in public offering,
      net of issuance costs of $1,680,737                          --               --          25,569,263
    Common stock issued for in-process
      technology                                                   --               --             331,313
    Common stock issued upon exercise
      of stock options                                             --               --             219,105
    Common stock issued in the employee
      stock purchase plan                                          --               --              87,813
    Compensation expense related to the
      grant of stock options                                       --               --             169,524
    Unrealized loss on investments held
      as available-for-sale                                        --               --             (52,958)
    Cumulative translation adjustment                                           25,361              25,361
    Net loss                                              (11,636,991)              --         (11,636,991)
                                                         ------------        ---------        ------------
Balance at December 31, 1994                              (29,445,483)          25,361          37,306,988
    Common stock issued upon exercise
      of stock options                                             --               --             746,679
    Common stock issued in the employee
      stock purchase plan                                          --               --             161,087
    Compensation expense related to the
      grant of stock options                                       --               --              21,392
    Unrealized gain on investments held
      as available-for-sale                                        --               --             132,899
    Cumulative translation adjustment                              --         (137,006)           (137,006)
    Net loss                                               (7,840,589)              --          (7,840,589)
                                                         ------------        ---------        ------------
 Balance at December 31, 1995                             (37,286,072)        (111,645)         30,391,450
    Common stock issued upon exercise
      of stock options                                             --               --           1,318,480
    Common stock issued in the employee
      stock purchase plan                                          --               --             293,811
    Repurchase of fractional shares resulting
      from the 3-for-2 stock split                                 --               --                (288)
    Compensation expense related to the
      grant of stock options                                       --               --                 956
    Change in unrealized gain on investments held
      as available-for-sale                                        --               --             (79,941)
    Cumulative translation adjustment                              --         (127,058)           (127,058)
    Net income                                              4,224,909               --           4,224,909
                                                         ------------        ---------        ------------
 Balance at December 31, 1996                            $(33,061,163)       $(238,703)       $ 36,022,319
                                                         ============        =========        ============


See accompanying notes.

                                 THERATECH, INC.
                                -----------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------------------
                                                                             1996                1995                1994
                                                                         ------------        ------------        ------------
OPERATING ACTIVITIES:
Net income (loss)                                                        $  4,224,909        $ (7,840,589)       $(11,636,991)
Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                          2,354,279           1,552,362             735,594
     Compensation expense related to the grant of
        stock options                                                             956              21,392             169,524
     Changes in operating assets and
     liabilities:
          Contracts and accounts receivable                                (2,568,553)         (1,139,339)           (390,966)
          Inventories                                                         141,495          (2,418,516)                --
          Prepaid expenses                                                    409,214             (46,386)            (44,960)
          Accounts payable and accrued liabilities                           (688,455)          2,146,684          (1,540,425)
          Unearned revenue                                                    165,120           3,424,322             (31,500)
                                                                         ------------        ------------        ------------
            Net cash provided by (used in) operating activities             4,038,965          (4,300,070)        (12,739,724)

INVESTING ACTIVITIES:
Purchases of securities                                                    (5,519,041)        (10,252,075)        (17,604,460)
Sales and maturities of securities                                          9,884,968          11,200,326          18,167,738
Purchases of plant and equipment                                           (3,628,421)         (3,962,822)         (9,808,751)
Other assets                                                                  652,701           1,044,861          (1,947,799)
                                                                         ------------        ------------        ------------
            Net cash provided by (used in) investing activities             1,390,207          (1,969,710)        (11,193,272)

FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and
     capital lease obligations                                                300,000           4,069,477           9,813,012
Proceeds from issuance of common stock                                      1,612,003             907,766          25,876,181
Payments of notes payable and capital lease obligations                    (2,651,478)         (1,706,564)           (864,760)
                                                                         ------------        ------------        ------------
            Net cash provided by (used in) financing activities              (739,475)          3,270,679          34,824,433
Effect of exchange-rate changes on cash and cash equivalents                 (127,058)           (137,006)             25,361
                                                                         ------------        ------------        ------------
Net increase (decrease) in cash and cash equivalents                        4,562,639          (3,136,107)         10,916,798
Cash and cash equivalents at beginning of period                           14,554,352          17,690,459           6,773,661
                                                                         ============        ============        ============
Cash and cash equivalents at end of period                               $ 19,116,991        $ 14,554,352        $ 17,690,459
                                                                         ============        ============        ============


See accompanying notes.

                                 THERATECH, INC.
                                -----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     ACCOUNTING POLICIES

Organization and Business Activities

TheraTech, Inc. ("TheraTech" or the "Company") was incorporated in January 1985 and develops advanced, controlled release drug delivery products which administer drugs through the skin, through tissues in the oral cavity, by oral delivery to the gastrointestinal tract and by other means. The Company designs, develops and manufactures products which it believes utilize the most effective delivery method for administering a given drug.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Nippon TTI K.K. ("TheraTech Japan") and Natrapac, Inc. ("Natrapac"). All significant intercompany accounts and transactions have been eliminated.

Estimates

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform with the 1996 presentation.

Revenues

The Company has entered into various collaborative research and development, product licensing and marketing agreements with certain pharmaceutical companies ("Collaborative Partners"). These agreements provide for TheraTech to receive payments in various forms, including licensing fees and other payments upon execution of an agreement, milestone payments upon achievement of certain technical and regulatory goals and periodic payments in the form of cost reimbursements for product development and clinical evaluation of a specified product, including a portion of general and administrative expenses.
Research and development revenues and licensing fees are recognized as earned based on terms in the specific contracts. Milestone payments are included in revenues in the period in which the applicable milestone is achieved.

TheraTech has also entered into various product supply agreements to manufacture products for certain Collaborative Partners. These agreements include provisions for TheraTech to recognize product sales and unearned revenue at the time TheraTech ships product to the Collaborative Partner and/or at the time the Collaborative Partner ships product to it customers. Unearned revenue relates to advances on future product sales.

Three Collaborative Partners accounted for 86 percent of research and development and licensing revenues for the year ended December 31, 1996, four Collaborative Partners accounted for 84 percent in 1995 and six Collaborative Partners accounted for 82 percent in 1994. Additionally, one Collaborative Partner accounted for 79 and 94 percent of product sales for the years ended December 31, 1996 and 1995, respectively.

Interest and other revenues consist primarily of interest income. The Company earned interest income of $1,296,163, $1,438,123 and $1,252,374 for the years ended December 31, 1996, 1995 and 1994, respectively.

Research and Development

Research and development expenses consist of self-funded research and development costs and the costs associated with work performed under collaborative research and development agreements. Research and development expenses include direct and allocated expenses and exclude reimbursable general and administrative costs. Research and development expenses incurred under collaborative agreements were approximately $14,813,000, $13,939,000 and $3,160,000 for the years ended

                                 THERATECH, INC.
                                -----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1996, 1995 and 1994, respectively. The Company performs research and development under agreements with certain of its pharmaceutical company investors, none of which has greater than a 10 percent interest in the Company.

Income Taxes

The Company records its income taxes under the asset and liability method, in which deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period of the enactment date.

Stock Split

On June 28, 1996, TheraTech effected a 3-for-2 split of its common stock in the form of a stock dividend. The accompanying financial statements have been adjusted retroactively for all years presented to reflect the split.

Net Income (Loss ) per Share

Net income (loss) per share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding, however, common equivalent shares from stock options are excluded from the computation of net loss per share as their effect is antidilutive. Fully diluted net income (loss) per share is not presented because it approximates primary net income (loss) per share.

Cash and Cash Equivalents

Cash includes currency on hand and demand deposits with financial institutions. Cash equivalents consist of highly liquid investments with original maturities of three months or less. The carrying amount reported on the balance sheets for cash and cash equivalents approximates their fair value.

Credit & Investment Risk

The Company considers its credit risk to be minimal as its transactions are primarily with major pharmaceutical company partners. Allowances for doubtful accounts were $91,000 and $40,000 at December 31, 1996 and 1995, respectively. Additionally, short-term investments and investments in long-term securities at December 31, 1996 and 1995 consist of investment grade U.S. Government obligations and corporate debt securities of companies with strong credit ratings from a variety of industries.

Plant and Equipment

Plant and equipment is recorded at cost. Depreciation of plant and equipment is computed on a straight-line basis over estimated useful lives of three to seven years for equipment and 20 years for the plant. Equipment under capital leases is stated at the present value of minimum lease payments and is amortized using the straight-line method over the estimated useful life of the asset. Leasehold improvements are amortized straight line over the lesser of the useful life of the improvement or lease term. Amortization of equipment under capital leases and leasehold improvements is included with depreciation expense.

Other Assets

Other assets consist of the following:

                                                      December 31,
                                               ---------------------------
                                                  1996             1995
                                               ----------       ----------
          Patent application costs, net        $1,163,253       $1,091,059
          Restricted cash                         750,000        1,500,000
          Deposits and other                      248,725          259,494
                                               ----------       ----------
                                               $2,161,978       $2,850,553
                                               ==========       ==========

                                 THERATECH, INC.
                                -----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Patent application costs represent capitalized legal and other costs incurred in connection with obtaining patents which, once granted, are amortized over the shorter of 17 years, the remaining patent life or the estimated useful life of the patent using the straight-line method. The estimated useful lives and recorded values of granted patents and patent applications are periodically reviewed by management and adjusted to reflect any change in anticipated lives or diminution in value. Accumulated amortization was $118,605 and $82,732 as of December 31, 1996 and 1995, respectively. Amortization expense was $35,873, $31,285 and $24,411 for the years ended December 31, 1996, 1995 and 1994, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

                                                              December 31,
                                                      ---------------------------
                                                          1996             1995
                                                      ----------       ----------
              Accrued payroll and payroll taxes       $  912,292       $  805,138
              Accrued clinical costs                     837,533          849,456
              Other                                      633,873          738,112
                                                      ----------       ----------

                                                      $2,383,698       $2,392,706
                                                      ==========       ==========


2.     SHORT-TERM INVESTMENTS AND INVESTMENTS IN LONG-TERM SECURITIES

The Company classifies its investments in one of two categories:
held-to-maturity or available-for-sale. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities are classified as available-for-sale.

Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization of premiums or discounts. Premiums and discounts are amortized over the life of the related security. Available-for-sale securities are recorded at fair value based on general market valuations. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

Short-term investments have a maturity of twelve months or less. Investments in long-term securities generally mature in one to five years. Short-term investments and investments in long-term securities at December 31, 1996 and 1995 consist of the following:


                                                           1996             1995
                                                        ----------       ----------
          Short-term investments:
              Held-to-maturity, at amortized cost       $4,097,419       $4,164,633
                                                        ==========       ==========

          Investments in long-term securities:
              Available-for-sale, at fair value         $     --         $3,345,560
              Held-to-maturity, at amortized cost        2,000,468        3,033,562
                                                        ----------       ----------

                                                        $2,000,468       $6,379,122
                                                        ==========       ==========


The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale and held-to-maturity securities by major security type at December 31, 1996 and 1995, were as follows:

                                                                 Gross             Gross           Estimated
                                               Amortized Cost  Unrealized        Unrealized           Fair
          DECEMBER 31, 1996                                      Gains             Losses            Value
                                               -------------    --------        ------------       ----------
          Held-to-maturity:
              U.S. government obligations       $2,001,663       $  --          $    (1,063)       $2,000,600

              Corporate obligations              4,096,224         2,239               (780)        4,097,683
                                                ----------       -------        -----------        ----------

                                                $6,097,887       $ 2,239        $    (1,843)       $6,098,283
                                                ==========       =======        ===========        ==========

                                 THERATECH, INC.
                                -----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  Gross          Gross          Estimated
                                                Amortized      Unrealized      Unrealized         Fair
          DECEMBER 31, 1995                       Cost            Gains          Losses           Value
                                                ----------       -------       ----------       ----------
          Held-to-maturity:
              U.S. government obligations       $3,120,385       $    68       $     --         $3,120,453
              Corporate obligations              4,077,810        42,811             --          4,120,621
                                                ----------       -------       ----------       ----------

                                                $7,198,195       $42,879       $     --         $7,241,074
                                                ==========       =======       ==========       ==========
          Available-for-sale:
              Other obligations                 $3,265,619       $79,941       $     --         $3,345,560
                                                ==========       =======       ==========       ==========

During 1996, the Company purchased $5,310,532 in held-to-maturity securities and $208,509 in available-for-sale securities. Also during 1996, proceeds from the maturity of held-to-maturity securities were $6,410,840 and sales of available-for-sale securities were $3,474,128. During 1995, the Company purchased $10,036,860 in held-to-maturity securities and $215,215 in available-for-sale securities. Proceeds from the maturity of held-to-maturity securities were $11,200,326 in 1995.

3.     INVENTORIES

Inventories are stated at the lower of cost or market applying the first-in, first-out cost method. Inventories at December 31, 1996 and 1995, consist of the following:

                                    1996             1995
                                ----------       ----------
          Raw materials         $2,181,079       $1,875,818
          Work in process            9,552          111,467
          Finished goods            86,390          431,231
                                ----------       ----------
                                $2,277,021       $2,418,516
                                ==========       ==========

4.     NOTES PAYABLE AND LEASES

TheraTech has a 15 year term note which will mature in September 2009 with a bank to finance its commercial manufacturing facility. TheraTech is required to make monthly payments of principal and interest. Interest for the first 60 months is fixed at 8.99 percent and will be adjusted every 60 months based on the five-year U.S. Treasury constant maturity rate.

TheraTech has generally financed equipment by using promissory notes and leases. Certain of these leases have been classified as capital lease obligations. At December 31, 1996 and 1995, the gross amount of equipment recorded under capital leases for both years was approximately $5,000,000. Accumulated amortization on these assets at December 31, 1996 and 1995 was approximately $985,000 and $375,000, respectively. At the expiration of the 60 month lease term, TheraTech will have the option to purchase all the equipment or renew the lease for twelve months and then: a) return the equipment, b) purchase the equipment at fair market value or c) re-negotiate the lease. Additionally, TheraTech has notes payable with a financial institution for certain equipment which have outstanding balances totaling approximately $867,000, and which require monthly payments of principal and interest sufficient to fully amortize the notes in periods ranging from one to two years. The notes bear interest at rates between
7.38 and 9.12 percent.

Notes payable and capital lease obligations are secured by a building, equipment and an interest bearing deposit (classified as restricted cash) with a total cost of approximately $15,100,000 at December 31, 1996. The various financing agreements contain covenants among which require TheraTech to maintain certain financial ratios and minimum cash balances and restrict dividend payments. As of December 31, 1996, the Company was in compliance with these covenants. The weighted average interest rate on notes payable was 8.93 percent as of December 31, 1996.

TheraTech also has noncancellable operating leases for land, office and laboratory space and equipment. The Company has a 40-year lease, with an option to renew for an additional ten years, on approximately seven acres of land on which the Company has constructed its manufacturing facility. The office and laboratory leases expire in May 1997 and September 1997. These leases have renewal options of six months and one year. Certain leases are subject to adjustment based on a consumer price index. TheraTech is currently leasing space on a month-to-month basis and is negotiating to renew and

                                 THERATECH, INC.
                                -----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


extend the lease terms on its Tokyo, Japan facility and on certain leases for its Salt Lake City facilities. Future minimum payments of these renewals are not reflected in the table below. Equipment leases are generally for periods of three to five years and contain purchase options at fair market value. Lease expense, net of sub-lease income in 1994 only, amounted to $977,508, $937,396 and $688,395 for the years ended December 31, 1996, 1995 and 1994, respectively.

Interest paid and interest expense was $1,060,076, $971,708 and $296,018 for the years ended December 31, 1996, 1995 and 1994, respectively.

Future minimum capital lease payments, maturities of notes payable and minimum lease payments under noncancellable operating leases at December 31, 1996 are as follows:

                                                                            Capital
                                                                             Lease              Notes            Operating
           Year ended December 31:                                        Obligations          Payable             Leases
                                                                        -------------       ------------       ------------
           1997                                                          $  1,099,111       $    836,945       $    142,204
           1998                                                             1,099,111            549,311            111,062
           1999                                                             1,373,906            297,009            104,034
           2000                                                               943,410            323,743            101,258
           2001                                                                    --            355,545             99,406
           Thereafter                                                              --          4,159,272          3,094,668
                                                                         ------------        ------------       ------------
                                                                            4,515,538       $  6,521,825       $  3,652,632
           Less amount representing imputed interest                          767,032       ============       ============
                                                                         ------------
           Present value of net minimum capital lease payments              3,748,506
           Less current portion of capital lease obligations                  772,642
                                                                         ------------

           Capital lease obligations, less current portion               $  2,975,864
                                                                         ============

5.     COMMITMENTS AND CONTINGENCIES

TheraTech has entered into a purchase commitment with a commercial supplier for material used in its manufacturing process. Under this agreement, TheraTech has agreed to purchase, at predetermined prices, fixed quantities over four years as follows:

              1995                        $     136,250
              1996                            2,725,000
              1997                            2,885,000
              1998                            3,060,000
                                          -------------
                                          $   8,806,250
                                          =============

The 1995 and 1996 purchase commitments have been satisfied.

In the ordinary course of business, various suits and claims are filed by and against TheraTech. In the past, TheraTech's liability claims have not been significant. The Company is not a party to any litigation, other than legal and arbitration proceedings incurred in the ordinary course of business.

6.     STOCKHOLDERS' EQUITY

TheraTech is authorized to issue 5,000,000 shares of preferred stock, $0.01 par value, none of which was outstanding at December 31, 1996 and 1995. The Board of Directors may determine rights, preferences and privileges of any preferred stock issued in the future.

                                 THERATECH, INC.
                                -----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock Option Plans

The Company has granted non-qualified stock options to officers, employees, consultants and outside members of the Board of Directors. TheraTech also has an incentive stock option plan for its employees (the "Employee Plan") and a stock option plan for its directors (the "Director Plan") (together, the "Option Plans"). In general, options granted under the Option Plans vest over 0 to 5 years and have maximum terms of 10 years. At December 31, 1996, a total of 2,812,500 shares of Common Stock were reserved for issuance under the Option Plans of which 277,500 shares were reserved for issuance under the Director Plan.

The Company has elected to continue to apply Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its plans. The alternative fair value method of accounting prescribed by Financial Accounting Standards Board No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") requires the use of option valuation models that were not developed for use in valuing employee stock options, as discussed below. Accordingly, under APB 25, no compensation expense has been recognized for the stock option plans except compensation expense for the difference between the grant price and the market value at the date of grant. Amortization of deferred compensation was $956, $21,392 and $169,524 for the years ended December 31, 1996, 1995 and 1994, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of the stock options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, 0%; expected stock price volatility, 27.2%
- 32.8%; risk-free interest rate, 5.5% - 6.5%; and average expected life of options, 3.8 years. If compensation expense for the Company's stock-based compensation plans had been determined consistent with FAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:


                                                                    Year Ended December 31,
                                                               --------------------------------
                                                                    1996                1995
                                                               --------------      ------------
      Net income (loss)                  As reported             $  4,224,909      $ (7,840,589)
                                         Pro forma                  2,970,535        (8,884,776)

      Net income (loss) per share        As reported             $       0.20      $      (0.40)
                                         Pro forma                       0.14             (0.45)

The effect of FAS 123 on pro forma net income (loss) and net income (loss) per share disclosed for 1996 and 1995 may not be representative of the effects on pro forma results in future years. The pro forma results for 1996 and 1995 include the impact of only two and one years, respectively, of options vesting, while subsequent years will include additional years of vesting.

                                 THERATECH, INC.
                                -----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of the Company's stock option activity is as follows:


                                                Weighted                        Weighted                               Weighted
                               Year Ended       Average         Year Ended       Average           Year Ended          Average
                               December 31,     Exercise        December 31,     Exercise          December 31,        Exercise
                                  1996            Price            1995            Price               1994              Price
                               ----------     -------------     ----------      -------------       ----------       -------------
Balance at beginning of
period                          3,090,420     $        5.70      3,053,595      $        4.65        2,836,733        $      3.67
Granted                           303,515             11.47        488,925               9.64          563,475               7.25
Exercised                        (519,321)             2.54       (377,025)              1.97         (340,838)              0.65
Canceled                          (44,100)             8.69        (75,075)              7.51           (5,775)             10.23
                               ----------     -------------     ----------      -------------       ----------        -----------

Balance at end of period        2,830,514     $        6.84      3,090,420      $        5.70        3,053,595        $      4.65
                               ==========     =============     ==========      =============       ==========        ===========

Exercisable                     2,300,635                        2,315,595                           2,144,321

Weighted-average fair
value of options granted
during the year                $     4.24                       $     3.44                                N/A



The following summarizes information about stock options outstanding at December 31, 1996:

                                             Options Outstanding                          Options Exercisable
                                ----------------------------------------------     ------------------------------
                                                   Weighted-
                                     Number         Average                            Number
                                 Outstanding        Remaining       Weighted-        Exercisable        Weighted-
                Range of              at           Contractual       Average             at              Average
                Exercise         December 31,        Life in        Exercise        December 31,         Exercise
                 Prices              1996             Years           Price             1996              Price
          -------------------   ---------------   --------------    ----------      --------------      ---------
          $   0.83   to  6.00       1,273,977         3.53           $ 3.02           1,163,352           $ 2.93
              6.60   to 10.00         732,429         6.54             8.68             392,775             8.90
             10.17   to 15.50         824,108         7.71            11.11             744,508            11.01
          -------------------       ---------         -----          ------           ---------           ------
          $   0.83   to 15.50       2,830,514         5.53           $ 6.84           2,300,635           $ 6.56
                                    =========         ====           ======           =========           ======

Employee Stock Purchase Plan

As part of an employee retention program, the Company established the 1992 Employee Stock Purchase Plan (the "Stock Purchase Plan") to provide employees with an opportunity to purchase common stock of the Company through payroll deductions. Accordingly, 300,000 shares of common stock were reserved for issuance to eligible employees. This Stock Purchase Plan will terminate in the year 2012 unless sooner terminated by the Board of Directors. Under this Stock Purchase Plan, the Company's employees, subject to certain restrictions, may purchase shares of common stock at the lesser of 85 percent of fair market value at either the enrollment date or the exercise date. As of December 31, 1996, under this plan 80,386 shares have been issued.

7.     RELATED PARTY TRANSACTIONS

Several of the Company's principal stockholders and directors are affiliated with the University of Utah ("the University"). In the normal course of business, the Company has entered into various agreements with the University for research and other services. Additionally, certain agreements provide for, but are not limited to, the following terms: granting of exclusive licensing and marketing rights to TheraTech, ownership of patents by the University and royalties payable to the University ranging from 2 to 15 percent on royalties received by the Company. The Company paid to University departments affiliated with principal stockholders and directors $57,500, $18,393 and $113,440 for the years ended December 31, 1996, 1995 and 1994, respectively.

                                 THERATECH, INC.
                                -----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


TheraTech has one secured loan to an officer of the Company, a 9.5 percent note for $38,000 due January 20, 1998.

8.     401(k) PLAN

The Company sponsors a 401(k) plan under which employees may defer a certain percentage of their salary. The Company will match 50 percent of the employee's contribution up to 8.5 percent of their salary. Employees who have completed six months of service and who are at least 18 years of age are eligible to participate. For the years ended December 31, 1996, 1995 and 1994, the 401(k) plan expenses were $288,161, $206,371 and $155,841, respectively.

9.     INCOME TAXES

As of December 31, 1996, TheraTech had federal and state net operating loss carryforwards of approximately $41,800,000. The Company also has federal research and development tax credit carryforwards of approximately $1,846,000. The net operating loss and credit carryforwards will expire at various dates beginning in years 2001 through 2011, if not utilized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31, 1996 and 1995 are as follows:

                                                             December 31,
                                                  --------------------------------
                                                      1996                1995
                                                  ------------        ------------
Deferred tax assets:
   Net operating loss carryforwards               $ 15,473,000        $ 15,147,000
   Research credits                                  1,846,000           1,664,000
   Other, net                                        1,060,000           1,173,000
                                                  ------------        ------------
   Total deferred tax assets                        18,379,000          17,984,000
Valuation allowance for deferred tax assets        (18,379,000)        (17,984,000)
                                                  ------------        ------------

Net deferred tax assets                           $         --        $         --
                                                  ============        ============

The net valuation allowance increased by $395,000, during the year ended December 31, 1996.

As of December 31, 1996, and 1995, approximately $4,708,000 and $2,894,000, respectively, of the valuation allowance for deferred tax assets relate to benefits of stock option deductions which, when recognized, will be credited directly to additional paid-in capital.

The following table reconciles income tax at the U.S. federal statutory tax rate to the tax provision at the effective tax rate:

                                                                   1996                1995
                                                                -----------        -----------
Tax at U.S. statutory rates                                     $ 1,436,000        $(2,666,000)
State tax, net of federal tax benefit                               139,000           (259,000)
Credits                                                            (182,000)          (223,000)
Adjustment of valuation allowance for deferred tax assets        (1,401,000)         3,016,000
Other, net                                                            8,000            132,000
                                                                -----------        -----------
                                                                $        --        $        --
                                                                ===========        ===========

                         Report of Independent Auditors


The Board of Directors and Stockholders
TheraTech, Inc.

We have audited the accompanying consolidated balance sheets of TheraTech, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TheraTech, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



ERNST & YOUNG LLP
Salt Lake City, Utah
February 7, 1997