Form 10-Q
period 1997-03-31
THERATECH INC /DE/
filed 1997-05-15
CIK 885015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended MARCH 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________


Commission File Number:  0-20063


                                 THERATECH, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    87-0420511
-------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)



                   417 WAKARA WAY, SALT LAKE CITY, UTAH 84108
                --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                 X   YES     NO
                                ---      ----


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of APRIL 30, 1997:



       CLASSES OF COMMON STOCK                     NUMBER OF SHARES OUTSTANDING
       -----------------------                     ----------------------------
    Common Stock, $0.01 par value                            20,637,597

                                 THERATECH, INC.

                                 --------------


                               INDEX TO FORM 10-Q



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                               Page
         --------------------                                               ----
         Condensed Consolidated Statements of Operations --
         Three months ended March 31, 1997 and 1996 ......................   3

         Condensed Consolidated Balance Sheets --
         March 31, 1997 and December 31, 1996 ............................   4

         Condensed Consolidated Statements of Cash Flows --
         Three months ended March 31, 1997 and 1996 ......................   5

         Notes to Condensed Consolidated Financial Statements ............   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ...................   7

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
         Not applicable


                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.................................  12

                                 THERATECH, INC.
                                 --------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      THREE MONTHS ENDED
                                                                         MARCH 31,
                                                               ----------------------------
                                                                   1997            1996
                                                               -----------      ------------
                                                               (UNAUDITED)      (UNAUDITED)
Revenues:
     Research and development                                  $ 5,554,487      $  2,852,345
     Product sales                                               2,904,135         2,174,334
     Licensing                                                       5,000           850,000
     Interest and other                                            373,221           475,649
                                                               -----------      ------------
         Total revenues                                          8,836,843         6,352,328
Costs and expenses:
     Research and development                                    4,435,033         3,876,034
     Cost of products sold                                       2,152,549         2,235,068
     General and administrative                                  1,226,085         1,220,570
     Interest and other                                            236,330           296,181
                                                               -----------      ------------
         Total costs and expenses                                8,049,997         7,627,853
                                                               -----------      ------------
Net income (loss)                                              $   786,846      $ (1,275,525)
                                                               ===========      ============
Net income (loss) per share                                    $      0.04      $      (0.06)
                                                               ===========      ============
Shares used in calculation of net income (loss) per share       21,846,343        20,101,747
                                                               ===========      ============


                             See accompanying notes.

                                 THERATECH, INC.
                                 --------------


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             MARCH 31,         DECEMBER 31,
                                                                               1997              1996 (1)
                                                                            ------------       ------------
                                                                             (UNAUDITED)
Current assets:
        Cash, cash equivalents and short-term investments (2)               $ 23,368,280       $ 23,214,410
        Contracts and accounts receivable                                      5,779,340          4,726,112
        Inventories                                                            3,185,233          2,277,021
        Prepaid expenses                                                         436,747             36,127
                                                                            ------------       ------------
              Total current assets                                            32,769,600         30,253,670
Investments in long-term securities (2)                                        1,999,671          2,000,468
Plant and equipment:
        Plant                                                                  9,301,171          9,301,171
        Equipment                                                             12,491,007         11,950,618
        Leasehold improvements                                                   987,593            986,703
        Construction in progress                                               2,834,053          2,929,228
                                                                            ------------       ------------
                                                                              25,613,824         25,167,720
        Less accumulated depreciation and amortization                        (6,389,866)        (5,737,034)
                                                                            ------------       ------------
              Net plant and equipment                                         19,223,958         19,430,686
Other assets                                                                   1,588,236          2,161,978
                                                                            ------------       ------------
                     Total assets                                           $ 55,581,465       $ 53,846,802
                                                                            ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable and accrued liabilities                            $  3,930,842       $  3,744,210
        Current portion of notes payable and capital lease obligations         1,726,577          1,609,587
        Unearned revenue                                                       3,404,895          2,597,942
                                                                            ------------       ------------
              Total current liabilities                                        9,062,314          7,951,739

Notes payable and capital lease obligations, less current portion              8,298,630          8,660,744
Unearned revenue                                                               1,212,000          1,212,000

Commitments and contingencies

Stockholders' equity:
        Common stock                                                             206,121            205,634
        Additional paid-in capital                                            69,370,747         69,116,551
        Accumulated deficit                                                  (32,274,317)       (33,061,163)
        Cumulative translation adjustment                                       (294,030)          (238,703)
                                                                            ------------       ------------
              Total stockholders' equity                                      37,008,521         36,022,319
                                                                            ------------       ------------
                     Total liabilities and stockholders' equity             $ 55,581,465       $ 53,846,802
                                                                            ============       ============


                             See accompanying notes.

(1)     Derived from audited financial statements

(2) TheraTech's total cash position as of March 31, 1997 and December 31, 1996 was $25,367,951 and $25,214,878 respectively, which includes cash, cash equivalents, and short- and long-term investments.

                                 THERATECH, INC.
                                 --------------


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                ---------------------------------
                                                                                    1997                1996
                                                                                 ------------       -------------
                                                                                (UNAUDITED)          (UNAUDITED)
OPERATING ACTIVITIES:
Net income (loss)                                                                $    786,846       $ (1,275,525)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
        Depreciation and amortization                                                 662,461            501,636
        Compensation expense related to the grant of stock options                      -                    477
        Changes in operating assets and liabilities:
             Contracts and accounts receivable                                     (1,053,228)           986,940
             Inventories                                                             (908,212)          (683,457)
             Prepaid expenses                                                         (86,535)           (47,664)
             Accounts payable and accrued liabilities                                 186,632           (926,353)
             Unearned revenue                                                         806,953            (26,741)
                                                                                 ------------       ------------
Net cash provided by (used in) operating activities                                   394,917         (1,470,687)

INVESTING ACTIVITIES:
Decrease (increase) in investments                                                 (2,783,150)           149,451
Purchase of plant and equipment                                                      (446,104)        (1,876,877)
Other assets                                                                          564,113            (31,742)
                                                                                 ------------       ------------
Net cash used in investing activities                                              (2,665,141)        (1,759,168)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                254,683            658,670
Payment of notes payable and capital lease obligations                               (559,209)          (633,307)
                                                                                 ------------       ------------
Net cash provided by (used in) financing activities                                  (304,526)            25,363
Effect of exchange-rate changes on cash and cash equivalents                          (55,327)           (25,546)
                                                                                 ------------       ------------
Net decrease in cash and cash equivalents                                          (2,630,077)        (3,230,038)
Cash and cash equivalents at beginning of period                                   19,116,991         14,554,352
                                                                                 ------------       ------------
Cash and cash equivalents at end of period                                         16,486,914         11,324,314
Short-term investments                                                              6,881,366          6,190,393
                                                                                 ------------       ------------
Cash, cash equivalents and short-term investments at end of period               $ 23,368,280       $ 17,514,707
                                                                                 ============       ============


                             See accompanying notes.

                                 THERATECH, INC.
                                 --------------


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1997


FINANCIAL STATEMENTS

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of TheraTech, Inc. ("TheraTech" or the "Company") as of March 31, 1997 and the results of its operations and cash flows for the interim periods ended March 31, 1997 and 1996. The operating results for the interim periods are not necessarily indicative of the results for a full year. For further discussion of TheraTech's accounting policies, refer to the Company's audited financial statements for the year ended December 31, 1996.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of TheraTech and its wholly-owned subsidiaries Nippon TTI K.K. ("TheraTech Japan") and Natrapac, Inc. ("Natrapac"). All significant intercompany accounts and transactions have been eliminated.

NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". This statement replaces the previous standard Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share". Effective for periods ending after December 15, 1997, SFAS No. 128 requires companies to report both "basic" and "diluted" earnings per share. "Basic" earnings per share does not include the addition of common stock equivalents to the shares outstanding. "Diluted" earnings per share requires the addition of common stock equivalents to the shares outstanding. Average shares outstanding is the denominator used in "basic" earnings per share calculations. Accordingly, "basic" earnings per share will be higher than "diluted" earnings per share. For TheraTech, "diluted" earnings per share under the new standard is approximately equivalent to "primary" earnings per share under APB No, 15, which has historically been reported. The impact of SFAS No. 128 on TheraTech's earnings per share is not expected to be significant.

INVENTORIES

At March 31, 1997, inventories are stated at the lower of cost or market and consists of the following:

               Raw materials        $2,744,708
               Work in process          85,610
               Finished goods          354,915
                                    ----------
                                    $3,185,233
                                    ==========

REVENUES

The Company has entered into various collaborative research and development, product licensing and marketing agreements with certain pharmaceutical companies ("Collaborative Partners"). These agreements provide for TheraTech to receive payments in various forms, including licensing fees and other payments upon execution of an agreement, milestone payments upon achievement of certain technical and regulatory goals, and periodic payments in the form of cost reimbursements for product development and clinical evaluation of a specified product, including a portion of general and administrative expenses. Research and development revenues and licensing fees are recognized as earned based on terms in the specific contracts. Milestone payments are included in revenues in the period in which the applicable milestone is achieved.

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

                                 THERATECH, INC.
                                 --------------


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1997
                                   (Continued)


COMMITMENTS AND CONTINGENCIES

TheraTech has entered into a purchase commitment with a commercial supplier for material used in its manufacturing process. Under this agreement, TheraTech has agreed to purchase, at predetermined prices, fixed quantities over four years as follows:

               1995      $  136,250
               1996       2,725,000
               1997       2,885,000
               1998       3,060,000
                         ----------
                         $8,806,250
                         ==========

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


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Since its inception in January 1985, TheraTech has devoted substantially all of its resources to drug delivery research and development programs. TheraTech develops advanced, controlled release drug delivery products which administer drugs through the skin, by oral delivery to the gastrointestinal tract, through tissues in the oral cavity, by pulmonary and by other means. TheraTech's product development activities have been conducted independently or pursuant to collaborative research and development agreements generally with pharmaceutical companies ("Collaborative Partners"). For independently developed products, TheraTech has entered into licensing, marketing and distribution agreements generally with pharmaceutical companies to market TheraTech manufactured products, or has transferred the technology to other companies. TheraTech continues to devote substantial resources to the development of drug delivery technologies and product development programs.

The Company has entered into various product development, licensing, marketing, manufacturing and supply agreements with Collaborative Partners. Product development and licensing agreements generally provide for TheraTech to receive payments in various forms, including licensing fees and other payments upon the execution of an agreement, milestone payments upon achievement of certain technical and regulatory goals, and periodic payments in the form of cost reimbursements for product development and clinical evaluation of a specified product, including a portion of general and administrative expenses.

                                 THERATECH, INC.
                                 --------------


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Manufacturing and supply agreements provide for TheraTech to manufacture and transfer products to Collaborative Partners, which allows TheraTech to earn product sales revenues in a variety of ways. In general, product sales represent contract payments or sales to TheraTech's marketing partners for resale purposes. Product sales may be recognized based on one or a combination of the following: (i) TheraTech's fully burdened manufacturing cost; (ii) a fixed or variable manufacturing profit; (iii) a royalty on the partners' product sales; and/or (iv) a transfer of product where the price is based on a percentage of the marketing partners' sales to their clients. Certain agreements also require the marketing partner to meet certain production volumes or pay TheraTech's fixed production costs. Accordingly, TheraTech's product sales do not necessarily reflect the existing or future market demand for such products.

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

To date, three research and development programs have resulted in approved products. In late December 1996, TheraTech received marketing clearance from the U.S. Food and Drug Administration ("FDA") for the Alora(R) Estradiol Transdermal System for women, the Company's second commercial product approved in the U.S. TheraTech's first commercial product in the U.S. was the Androderm(R) Testosterone Transdermal System for men. Both marketing clearances were received within one year of their respective initial submissions. The testosterone transdermal system for men has also been approved in certain European countries under different trade names. TheraTech also has a nitroglycerin transdermal product which has been approved in certain European countries and has been launched by TheraTech's marketing partners in France, Greece, Holland and Italy.

Worldwide marketing rights (excluding Asia) have been granted to Procter & Gamble Pharmaceutical, Inc. ("P&G") for TheraTech's estradiol transdermal product, and its estradiol/progestin combination product (which is currently in Phase III clinical trials). TheraTech began commercial production of Alora in December 1996 and made its initial shipments of this product to P&G in March 1997. The commercial launch of Alora is expected to occur in May 1997.

TheraTech has negotiated marketing agreements for its testosterone transdermal system with several partners covering various countries. These partners and countries include: SmithKline Beecham in the U.S., Canada, Ireland and the United Kingdom; Laboratories Fournier S.C.A. ("Fournier") in France and French-speaking Africa; Compania Espanola de la Penicilina y Antibioticos, S.L. ("CEPA") in Spain; Laborterapia - Produtos Farmaceuticos, S.A. ("Laborterapia") in Portugal; Astra AB ("Astra") in Scandinavia; Wyeth-Ayerst International, Inc. ("Wyeth-Ayerst") in Mexico, Central and South America, non-French-speaking Africa and the Middle East; Grelan Pharmaceutical Co., Ltd. ("Grelan") in Japan and Samyang Corporation ("Samyang") in South Korea.

In April 1997, TheraTech and SmithKline Beecham announced that TheraTech will reacquire the marketing rights to its male testosterone transdermal product in the countries where SmithKline Beecham is not currently marketing the product. SmithKline Beecham will continue to market in North America, Ireland and the United Kingdom while giving up their rights to the rest of Europe, Australia and New Zealand. TheraTech intends to assign marketing rights in these territories to another partner. TheraTech and SmithKline Beecham continue their product development interactions and preparations for market launch of the new 5.0 milligram ("mg") single testosterone patch.

In May 1997, TheraTech and SmithKline Beecham announced that the FDA had cleared the 5.0 mg Androderm patch for marketing in the U.S. The commercial launch of this 5.0 mg Androderm patch by SmithKline Beecham is expected to occur in the U.S. during the third quarter of 1997. The original Androderm product was a two-patch, 2.5 mg system. The new 5.0 mg Androderm patch restores testosterone levels to a normal range by continuous delivery of testosterone for 24 hours in a convenient single patch formulation.

                                 THERATECH, INC.
                                 --------------


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


The 2.5 mg testosterone transdermal product has received approval and is currently being marketed under the following trade names: Androderm, by SmithKline Beecham in the U.S. and by Samyang in South Korea; Andropatch(TM), by SmithKline Beecham in Ireland and the United Kingdom; and Atmos(R), by Astra in Sweden and Denmark. TheraTech anticipates that marketing of the testosterone transdermal product will commence in Brazil and Finland, for which regulatory approval has been obtained.

TheraTech was responsible for filing with the FDA the Alora New Drug Application ("NDA"), the Androderm 2.5 mg NDA and the Androderm 5.0 mg Supplemental New Drug Application in the United States. In all other countries, TheraTech's partners are responsible for filing and obtaining regulatory approvals to market these products. The ability to market and the timing of a product launch in the various countries is dependent, among other things, upon obtaining the necessary regulatory approvals.

In April 1996, TheraTech established a wholly-owned subsidiary, Natrapac, Inc. ("Natrapac"), to conduct third party non-pharmaceutical packaging operations. Also in April 1996, Natrapac entered into a nine month contract to package a client company's product using certain technology developed by TheraTech, which has not been renewed.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 and 1996

For the three months ended March 31, 1997, TheraTech had net income of $787,000, equal to $0.04 per share. This compares to a net loss of $1,276,000 or $0.06 per share during the three months ended March 31, 1996. The Company had total revenues of $8,837,000 for the three months ended March 31, 1997 compared to $6,352,000 for the respective period in 1996.

RESEARCH AND DEVELOPMENT REVENUES were $5,554,000 and $2,852,000 for the three months ended March 31, 1997 and 1996, respectively. During the 1997 quarter, TheraTech earned revenues for: (i) estradiol commercialization activities performed for P&G, which included a milestone payment and cost reimbursements;
(ii) preclinical research and development activities on the oral transmucosal ("OTM") delivery technology under the multi-product collaboration with Eli Lilly and Company ("Lilly"), signed in January 1997, which also included a milestone payment and cost reimbursements; (iii) Phase III product development activity cost reimbursements on the estradiol/progestin combination product for P&G; (iv) development activities on the 5.0 mg testosterone product for SmithKline Beecham and Wyeth-Ayerst; and (v) other collaborative research and development activities. The milestone payments received from Lilly and P&G along with revenue from new and advancing collaborative programs are the principal reasons for the increase in research and development revenues in the 1997 period over the 1996 period.

During the 1996 quarter, TheraTech earned revenues from P&G for estradiol commercialization activities and for Phase II studies on the estradiol/progestin combination product. TheraTech also earned during the 1996 quarter revenues from Grelan, SmithKline Beecham and Meiji Milk Products Co. ("Meiji").

PRODUCT SALES were $2,904,000 and $2,174,000 for the three months ended March 31, 1997 and 1996, respectively. Product sales in the 1997 quarter consist primarily of initial shipments of Alora to P&G, along with revenues from sales of TheraTech's testosterone transdermal systems. For the quarter ended March 31, 1996 product sales consisted of Androderm in the U.S.

Although product sales have increased in the quarterly comparison above, product sales have decreased when compared to the fourth quarter of 1996. This decrease is due to SmithKline Beecham adjusting its inventory levels of the 2.5 mg product in anticipation of the commercial introduction of the 5.0 mg product, and revenue from the Natrapac client contract in 1996 that was not renewed for 1997. TheraTech believes that product sales in 1997 will increase over 1996 levels primarily as a result of the commercial launch of Alora in the U.S., also from the anticipated commercial introduction of the 5.0 mg patch and through expected continued expansion of the transdermal testosterone market in the U.S. and foreign countries.

                                 THERATECH, INC.
                                 --------------


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


LICENSING REVENUES were $5,000 and $850,000 for the three months ended March 31, 1997 and 1996, respectively. During the 1997 quarter, TheraTech received a payment from a Collaborative Partner for the use of a product trade name, but did not earn milestones similar to those in the comparative 1996 quarter. During the 1996 quarter, TheraTech received payments under a testosterone product licensing agreement for the achievement of milestones.

INTEREST AND OTHER REVENUES were $373,000 and $476,000 for the three months ended March 31, 1997 and 1996, respectively, and consisted primarily of interest income of $318,000 and $335,000, respectively. Interest income during the 1997 quarter decreased from the 1996 quarter due to lower average yields on higher average balances in cash, cash equivalents and investments. Other revenues in both the 1997 and 1996 quarters primarily consisted of intermediate materials sold to Collaborative Partners.

RESEARCH AND DEVELOPMENT EXPENSES for the three months ended March 31, 1997 and 1996 were $4,435,000 and $3,876,000, respectively. Research and development programs during the 1997 period included the following: (i) estradiol/progestin combination product development activities, including certain Phase III clinical costs; (ii) continuing estradiol development activities necessary for foreign regulatory approval, along with stability studies and clinical costs associated with the program; (iii) testosterone 5.0 mg development and commercialization activities; (iv) Phase II clinical and development activities for the female testosterone transdermal product; (v) Phase I development activities for the Meiji product; (vi) Phase I development activities for the nicotine oral lozenge product; and (vii) OTM technology along with various other collaboratively and independently developed products and technologies, including a payment for the acquisition of two inhalation drug delivery technologies.

COST OF PRODUCTS SOLD for the three months ended March 31, 1997 and 1996 were $2,153,000 and $2,235,000, respectively, which includes direct and indirect manufacturing costs attributable, in the 1997 period to the production of Alora and the testosterone transdermal products, and in the 1996 period to the production of Androderm.

GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended March 31, 1997 and 1996 were $1,226,000 and $1,221,000, respectively.

INTEREST AND OTHER EXPENSES for the three months ended March 31, 1997 and 1996 were $236,000 and $296,000, respectively, and consisted primarily of interest expense. The Company incurred interest expense of $236,000 and $282,000 for the three months ended March 31, 1997 and 1996, respectively, which reflects monthly payments of principal and interest toward notes payable and capital lease obligations.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, TheraTech has funded its operations primarily through equity and debt financing, collaborative research and development agreements, product sales, licensing fees and other revenues. As of March 31, 1997 and December 31, 1996, TheraTech had cash, cash equivalents and investments totaling $25,368,000 and $25,215,000, respectively. This increase was the result of cash provided by operating and investing activities (when adjusted for the increase in short-term investments), partially offset with cash used in financing activities as reflected in the Condensed Consolidated Statements of Cash Flows.

Net cash provided by operating activities for the three months ended March 31, 1997 was $395,000 compared to net cash used in operating activities of $1,471,000 for the three months ended March 31, 1996. Cash provided in the 1997 quarter was primarily a result of net income as compared to a net loss in the 1996 period, partially offset by increases in contracts and accounts receivable and inventories. Cash used in the 1996 quarter was primarily due to the net operating loss along with increases in inventories and decreases in accounts payable and accrued liabilities, partially offset by a decrease in contracts and accounts receivable.

                                 THERATECH, INC.
                                 --------------


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Net cash provided by operating activities in the current period is not necessarily indicative of future levels. As a result of changing levels of product sales and production costs, the timing of milestone payments and licensing fees, and the timing of expenditures for new and existing product development programs, net income and accordingly the levels of net cash from operations will vary from period to period.

The Company's investing activities during the three months ended March 31, 1997 used $2,665,000 compared to $1,759,000 for the 1996 quarter. Cash used in the 1997 quarter was primarily for the purchase of short-term investments and for the purchase of equipment. TheraTech evaluates its total cash position which includes all investments. If the effect of cash used for the purchase of short-term investments were removed, investing activities would have provided cash, primarily from the release of $750,000 previously restricted as part of a financing agreement covenant. In comparison, cash used in investing activities during the 1996 quarter was primarily for the purchase of equipment for the commercial manufacturing facility, additional research and development and office equipment.

Cash used in investing activities is primarily a function of capital expenditures. The Company's future capital expenditure requirements will depend upon numerous factors, including the progress of research and development activities, the resources that the Company devotes to the independent development of products and technologies, and the need for additional manufacturing plant and equipment due to the demand for its other products, if and when approved.

Net cash used in financing activities for the three months ended March 31, 1997 was $305,000 compared to net cash provided by financing activities of $25,000 for the three months ended March 31, 1996. Cash used in the 1997 quarter was primarily for payments on notes payable and capital lease obligations partially offset by proceeds from the issuance of stock in both the employee stock purchase plan and the employee stock option plan. In comparison, cash provided in the 1996 quarter consisted primarily of proceeds from the issuance of stock in both the employee stock purchase plan and the employee stock option plan, offset by payments on notes payable and capital lease obligations. Based upon current expectations of operations and capital expenditures for 1997, the Company anticipates that its available cash, cash equivalents and investments plus anticipated revenues from collaborative agreements, product licensing and sales, interest income and bank financing should be sufficient to fund its current capital requirements and operating activities.

RISK FACTORS AFFECTING EARNINGS AND STOCK PRICE

The statements contained in this Report on SEC Form 10-Q that are not purely historical are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward looking statements involve various risks and uncertainties. Forward looking statements contained in this Report include statements regarding the Company's future product development and commercialization, market opportunities and acceptance, U.S. and foreign regulatory approval, expectations, goals, product sales and other revenues, financial performance, strategies, mission and intentions for the future. Such forward looking statements are included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this Report are made as of the date hereof, based on information available to TheraTech as of such date, and TheraTech assumes no obligation to update any forward looking statement. It is important to note that such statements may not prove to be accurate, and that the Company's actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially are those described under the heading "Risk Factors Affecting Earnings and Stock Price" and elsewhere in the Company's Report on Form 10-K including, without limitation, the following: the need to continually develop and commercialize new products; the expensive, time consuming and uncertain FDA and foreign government approval processes; dependence on third-party marketing efforts; uncertainty regarding TheraTech's product development, commercialization opportunities and market acceptance; competitive and technological factors such as new product or technology introductions by rival manufacturers and price pressures; dependence on sole source suppliers; limited history of large-scale manufacturing of newly approved products; and exposure to product liability and infringement suits.

                                THERATECH, INC.
                                ---------------

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

        11      Statement regarding computation of per share earnings.

        27.1    Financial Data Schedule for the three months ended March 31,
                1997.

(b)      No reports were filed on Form 8-K during the quarter.

                                 THERATECH, INC.
                                 --------------


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              THERATECH, INC.
                                              ----------------------------
                                              (Registrant)





Date:  May 9, 1997                       By:  DINESH C. PATEL
                                             ------------------------------
                                              Dinesh C. Patel, Ph.D.
                                              President and
                                              Chief Executive Officer




Date:  May 9, 1997                       By:  ALEXANDER L. SEARL
                                              ----------------------------
                                              Alexander L. Searl
                                              Senior Vice President and
                                              Chief Financial Officer