Form 10-Q
period 1997-06-30
THERATECH INC /DE/
filed 1997-08-14
CIK 885015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended         JUNE 30, 1997
                              --------------------------



                                       or



[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934



For the transition period from           to
                              ----------   ----------


Commission File Number:   0-20063
                       --------------


                                 THERATECH, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            DELAWARE                                      87-0420511
    -------------------------------                    ----------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)




                   417 WAKARA WAY, SALT LAKE CITY, UTAH 84108
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (801) 588-6200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 X    YES     NO
                               -------   -------




         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of
July 31, 1997:
-----------------------


    CLASSES OF COMMON STOCK                   Number of shares outstanding
--------------------------------            --------------------------------
   Common Stock, $0.01 par value                      20,911,155

                                 THERATECH, INC.
                                 --------------
                               INDEX TO FORM 10-Q




                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements                                                                        Page

        Condensed Consolidated Statements of Operations  ___
        Three months ended June 30, 1997 and 1996, and six months ended June 30, 1997 and 1996......  3

        Condensed Consolidated Balance Sheets   ___
        June 30, 1997 and December 31, 1996 .......................................................   4

        Condensed Consolidated Statements of Cash Flows   ___
        Six months ended June 30, 1997 and 1996 ...................................................   5

        Notes to Condensed Consolidated Financial Statements ......................................   6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations .............................................   7

Item 3. Quantitative and Qualitative Disclosure about Market Risk
        Not applicable


                                     PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders........................................  13

Item 6  Exhibits and Reports on Form 8-K...........................................................  13

                                 THERATECH, INC.
                                 --------------
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                            JUNE 30,                          JUNE 30,
                                  -----------------------------     -----------------------------
                                      1997             1996             1997             1996
                                  ------------     ------------     ------------     ------------
                                  (UNAUDITED)      (UNAUDITED)       (UNAUDITED)      (UNAUDITED)


Revenues:
  Research and development        $  4,812,211     $  5,916,508     $ 10,366,698     $  8,768,853
  Product sales                      3,672,664        2,438,276        6,576,799        4,612,610
  Licensing                            340,000          135,000          345,000          985,000
  Interest and other                   377,623          332,740          750,844          808,389
                                  ------------     ------------     ------------     ------------
    Total revenues                   9,202,498        8,822,524       18,039,341       15,174,852
Costs and expenses:
  Research and development           3,630,365        4,341,479        8,065,398        8,217,513
  Cost of products sold              2,657,633        1,866,106        4,810,182        4,101,174
  General and administrative         1,335,134        1,253,101        2,561,219        2,473,671
  Interest and other                   257,957          292,741          494,287          588,922
                                  ------------     ------------     ------------     ------------
    Total costs and expenses         7,881,089        7,753,427       15,931,086       15,381,280
                                  ------------     ------------     ------------     ------------
Net income (loss)                 $  1,321,409     $  1,069,097     $  2,108,255     $(   206,428)
                                  ============     ============     ============     ============
Net income (loss) per share       $       0.06     $       0.05     $       0.10     $(      0.01)
                                  ============     ============     ============     ============
Shares used in calculation of
  net income (loss) per share       21,635,838       20,233,658       21,723,536       20,160,597
                                  ============     ============     ============     ============


                             See accompanying notes.

                                 THERATECH, INC.
                                 --------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  June 30,        December 31,
                                                                    1997             1996 (1)
                         ASSETS                                 ------------      ------------
                                                                (Unaudited)
Current assets:
 Cash, cash equivalents and short-term investments  (2)         $ 25,048,272      $ 23,214,410
 Contracts and accounts receivable                                 5,410,547         4,726,112
 Inventories                                                       2,879,598         2,277,021
 Prepaid expenses                                                    336,389            36,127
                                                                ------------      ------------
  Total current assets                                            33,674,806        30,253,670
Investments in long-term securities  (2)                           1,999,736         2,000,468
Plant and equipment:
 Plant                                                             9,301,171         9,301,171
 Equipment                                                        14,134,728        11,950,618
 Leasehold improvements                                              989,462           986,703
 Construction in progress                                          1,718,645         2,929,228
                                                                ------------      ------------
                                                                  26,144,006        25,167,720
 Less accumulated depreciation and amortization                   (7,088,166)       (5,737,034)
                                                                ------------      ------------
  Net plant and equipment                                         19,055,840        19,430,686
Other assets                                                       1,648,412         2,161,978
                                                                ------------      ------------
     Total assets                                               $ 56,378,794      $ 53,846,802
                                                                ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities                       $  3,683,834      $  3,744,210
 Current portion of notes payable and capital
   lease obligations                                               1,599,695         1,609,587
 Unearned revenue                                                  3,274,563         2,597,942
                                                                ------------      ------------
  Total current liabilities                                        8,558,092         7,951,739

Notes payable and capital lease obligations,
  less current portions                                            7,927,139         8,660,744
Unearned revenue                                                   1,212,000         1,212,000

Commitments and contingencies

Stockholders' equity:
 Common stock                                                        206,858           205,634
 Additional paid-in capital                                       69,642,548        69,116,551
 Accumulated deficit                                             (30,952,908)      (33,061,163)
 Cumulative translation adjustment                                  (214,935)         (238,703)
                                                                ------------      ------------
  Total stockholders' equity                                      38,681,563        36,022,319
                                                                ------------      ------------
     Total liabilities and stockholders' equity                 $ 56,378,794      $ 53,846,802
                                                                ============      ============



                             See accompanying notes.


--------------------
(1)      Derived from audited financial statements.

(2) TheraTech's total cash position as of June 30, 1997 and December 31, 1996 was $27,048,008 and $25,214,878, respectively, which includes cash, cash equivalents, and short- and long-term investments.

                                THERATECH, INC.
                                --------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  Six Months Ended
                                                                                      June 30,
                                                                          ------------------------------
                                                                              1997               1996
                                                                          ------------      ------------
                                                                           (Unaudited)       (Unaudited)
Operating activities:
Net income (loss)                                                         $  2,108,255      $   (206,428)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
 Depreciation and amortization                                               1,370,914         1,147,713
 Compensation expense related to the grant of stock options                          -               955
 Changes in operating assets and liabilities:
      Contracts and accounts receivable                                       (684,435)       (1,486,059)
      Inventories                                                             (602,577)         (104,150)
      Prepaid expenses                                                          13,823            65,625
      Accounts payable and accrued liabilities                                 (60,376)       (1,432,631)
      Unearned revenue                                                         676,621         1,986,242
                                                                          ------------      ------------
Net cash provided by (used in) operating activities                          2,822,225           (28,733)
Investing activities:
Decrease (increase) in investments, net                                     (2,786,967)          586,839
Purchase of plant and equipment                                               (976,286)       (3,336,864)
Other assets                                                                   493,784           (90,309)
                                                                          ------------      ------------
Net cash used in investing activities                                       (3,269,469)       (2,840,334)
Financing activities:
Proceeds from issuance of notes payable and capital lease obligations                -           300,000
Proceeds from issuance of common stock                                         527,221           797,367
Payments of notes payable and capital lease obligations                     (1,057,582)       (1,287,162)
                                                                          ------------      ------------
Net cash used in financing activities                                         (530,361)         (189,795)
Effect of exchange-rate changes on cash and cash equivalents                    23,768           (67,057)
                                                                          ------------      ------------
Net decrease in cash and cash equivalents                                     (953,837)       (3,125,919)
Cash and cash equivalents at beginning of period                            19,116,991        14,554,352
                                                                          ------------      ------------
Cash and cash equivalents at end of period                                  18,163,154        11,428,433
Short-term investments                                                       6,885,118         7,898,520
                                                                          ------------      ------------
Cash, cash equivalents and short-term investments at end of period        $ 25,048,272      $ 19,326,953
                                                                          ============      ============



                             See accompanying notes.

                                 THERATECH, INC.
                                 --------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1997



FINANCIAL STATEMENTS

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of TheraTech, Inc. ("TheraTech" or the "Company") as of June 30, 1997 and the results of its operations and cash flows for the interim periods ended June 30, 1997 and 1996. The operating results for the interim periods are not necessarily indicative of the results for a full year. For further discussion of TheraTech's accounting policies, refer to the Company's audited financial statements for the year ended December 31, 1996.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of TheraTech and its wholly-owned subsidiaries Nippon TTI K.K. ("TheraTech Japan") and Natrapac, Inc. ("Natrapac"). All significant intercompany accounts and transactions have been eliminated.

NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". This statement replaces the previous standard Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share". Effective for periods ending after December 15, 1997, SFAS No. 128 requires companies to report both "basic" and "diluted" earnings per share. "Basic" earnings per share does not include the addition of common stock equivalents to the shares outstanding. "Diluted" earnings per share requires the addition of common stock equivalents to the shares outstanding. Average shares outstanding is the denominator used in "basic" earnings per share calculations. Accordingly, "basic" earnings per share will be higher than "diluted" earnings per share. For TheraTech, "diluted" earnings per share under the new standard is approximately equivalent to "primary" earnings per share under APB No. 15, which has historically been reported. The impact of SFAS No. 128 on TheraTech's earnings per share is not expected to be significant.

INVENTORIES

At June 30, 1997, inventories are stated at the lower of cost or market and consists of the following:

                         Raw materials       $2,708,212
                         Work in process         41,255
                         Finished goods         130,131
                                             ----------
                                             $2,879,598
                                             ==========


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

                                 THERATECH, INC.
                                 --------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1997
                                   (Continued)


COMMITMENTS AND CONTINGENCIES

TheraTech has entered into a purchase commitment with a commercial supplier for material used in its manufacturing process. Under this agreement, TheraTech has agreed to purchase, at predetermined prices, fixed quantities over four years as follows:

               1995                     $   136,250
               1996                       2,725,000
               1997                       2,885,000
               1998                       3,060,000
                                        -----------
                                        $ 8,806,250
                                        ===========


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

Worldwide marketing rights (excluding Asia) have been granted to Procter & Gamble Pharmaceutical, Inc. ("P&G") for TheraTech's estradiol transdermal product, and its estradiol/progestin combination product (which is currently in Phase III clinical trials). TheraTech began commercial production of Alora in December 1996 and made its initial shipments of this product to P&G in March 1997. The commercial launch of Alora commenced in the U.S. in May 1997.

TheraTech has negotiated marketing agreements for its testosterone transdermal system with several partners covering various countries. These partners and countries include: SmithKline Beecham in the U.S., Canada, Ireland and the United Kingdom; Laboratories Fournier S.C.A. ("Fournier") in France and French-speaking Africa; Compania Espanola de la Penicilina y Antibioticos, S.L. ("CEPA") in Spain; Laborterapia - Produtos Farmaceuticos, S.A. ("Laborterapia") in Portugal; Astra AB ("Astra") in Scandinavia; Wyeth-Ayerst International, Inc. ("Wyeth-Ayerst") in Mexico, Central and South America, non- French-speaking Africa and the Middle East; Grelan Pharmaceutical Co., Ltd. ("Grelan") in Japan and Samyang Corporation ("Samyang") in South Korea.

In April 1997, TheraTech and SmithKline Beecham announced that TheraTech reacquired the marketing rights to its male testosterone transdermal product in the countries where SmithKline Beecham was not currently marketing the product. SmithKline Beecham will continue to market in North America, Ireland and the United Kingdom while giving up their rights to the rest of Europe, Australia and New Zealand. TheraTech intends to assign marketing rights in these territories.

In May 1997, TheraTech and SmithKline Beecham announced that the FDA had cleared the 5 milligram ("mg") Androderm patch for marketing in the U.S. The commercial launch of this 5 mg Androderm patch by SmithKline Beecham occurred in the U.S. in June 1997. The original Androderm product was a two-patch per day, 2.5 mg system. The new 5 mg Androderm patch restores testosterone levels to a normal range by continuous delivery of testosterone for 24 hours in a convenient one-patch per day formulation.

                                 THERATECH, INC.
                                 --------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


The 2.5 mg testosterone transdermal product has received approval and is currently being marketed under the following trade names: Androderm, by SmithKline Beecham in the U.S. and by Samyang in South Korea; Andropatch(TM), by SmithKline Beecham in Ireland and the United Kingdom; and Atmos(R), by Astra in Denmark, Finland and Sweden. TheraTech anticipates that marketing of the testosterone transdermal product will commence during 1998 in Argentina, Brazil, Columbia and Norway, for which regulatory approval has been obtained.

TheraTech was responsible for filing with the FDA the Alora New Drug Application ("NDA"), the Androderm 2.5 mg NDA and the Androderm 5 mg Supplemental New Drug Application in the United States. In all other countries, TheraTech's partners are responsible for filing and obtaining regulatory approvals to market these products. The ability to market and the timing of a product launch in the various countries is dependent, among other things, upon obtaining the necessary regulatory approvals.


RESULTS OF OPERATIONS

For the three months ended June 30, 1997, TheraTech had net income of $1,321,000, equal to $0.06 per share. This compares to net income of $1,069,000 or $0.05 per share during the three months ended June 30, 1996. The Company had total revenues of $9,202,000 for the three months ended June 30, 1997 compared to $8,823,000 for the respective period in 1996.

For the six months ended June 30, 1997, TheraTech had net income of $2,108,000, or $0.10 per share. This compares to a net loss of $206,000, or $0.01 per share for the corresponding period in 1996. Total revenues year-to-date were $18,039,000 compared to $15,175,000 for the corresponding period in 1996.

RESEARCH AND DEVELOPMENT REVENUES were $4,812,000 and $5,917,000 for the three months ended June 30, 1997 and 1996, respectively. With the commercial launch of Alora in May 1997, major development activities for this product were being completed. As a result, research and development revenues for this product were less in the 1997 quarter than those reported during the 1996 quarter. This reduction was partially offset by several of TheraTech's other funded product development activities.

For the six months ended June 30, 1997 and 1996, research and development revenues were $10,367,000 and $8,769,000, respectively. The revenue increase in the 1997 period over the 1996 period was primarily from the following: (i) preclinical research and development activities on the oral transmucosal ("OTM") delivery technology under the multi-product collaboration with Eli Lilly and Company ("Lilly") signed in January 1997, which also included a milestone payment and cost reimbursements; (ii) Phase III product development activity cost reimbursements on the estradiol/progestin combination product for P&G;
(iii) development activities on the 5 mg testosterone product for SmithKline Beecham and Wyeth-Ayerst; and (iv) other collaborative research and development activities. Milestone payments received from Lilly and P&G along with revenue from new and advancing collaborative programs are the principal reasons for the increase in research and development revenues in the 1997 period over the 1996 period.

During the six months ended June 30, 1996, TheraTech earned revenues from P&G for estradiol commercialization activities and for Phase II studies on the estradiol/progestin combination product. TheraTech also earned revenues from Grelan, SmithKline Beecham and Meiji Milk Products Co. ("Meiji") during the 1996 period.

                                 THERATECH, INC.
                                 --------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


PRODUCT SALES for the three months ended June 30, 1997 were $3,673,000 compared to $2,438,000 for the 1996 quarter. Product sales for the six months ended June 30, 1997 were $6,577,000 compared to $4,613,000 during the corresponding period in 1997. TheraTech began shipping initial supplies of Alora to P&G in March 1997, and retail distribution and promotion to physicians by P&G began in May 1997. Also in May, TheraTech began shipping initial supplies of the new Androderm 5 mg product to SmithKline Beecham. Retail distribution and promotion to physicians of this product by SmithKline Beecham began in June 1997. TheraTech also recorded sales of the Nitroglycerin product in certain European countries reported by Lavipharm. As a result, product sales increased in both the 1997 second quarter and the year-to-date period. For the three month and six month periods ended June 30, 1996, product sales consisted of the 2.5 mg testosterone transdermal systems.

Although product sales have increased in the periods discussed above, product sales have decreased when compared to the fourth quarter of 1996. This decrease is due to SmithKline Beecham adjusting its inventory levels of the Androderm 2.5 mg product in anticipation of the commercial introduction of the Androderm 5 mg product, and revenue from a one-time packaging contract with a Natrapac client in 1996 that was not renewed for 1997. TheraTech believes that product sales in 1997 will increase over 1996 levels primarily as a result of the commercial launch of Alora and the Androderm 5 mg product in the U.S. and through expected continued expansion of the transdermal testosterone market in the U.S. and foreign countries.

LICENSING REVENUES were $340,000 and $135,000 for the three months ended June 30, 1997 and 1996, respectively. During the 1997 quarter, TheraTech earned licensing revenues for the achievement of milestones from Wyeth-Ayerst under their testosterone product licensing agreement, and from Samyang under their estradiol product licensing agreement. During the 1996 quarter, TheraTech received payments for the achievement of milestones from Astra under their testosterone product licensing agreement and from Samyang under their estradiol/progestin combination product licensing agreement.

For the six months ended June 30, 1997 and 1996, licensing revenues were $345,000 and $985,000, respectively. During the 1997 period, TheraTech earned licensing revenues by achieving milestones under product licensing agreements with Wyeth- Ayerst and Samyang as described above, and received a payment from a Collaborative Partner for the use of a product trade name. During the 1996 period, TheraTech earned licensing revenues by achieving milestones under product licensing agreements with Wyeth-Ayerst, Astra and Samyang.

INTEREST AND OTHER REVENUES were $378,000 and $333,000 for the three months ended June 30, 1997 and 1996, respectively, and consisted primarily of interest income of $374,000 and $303,000, respectively. Interest income increased during the 1997 quarter from the 1996 quarter due to higher average balances in cash, cash equivalents and investments, not withstanding lower average yields. Other revenues in both the 1997 and 1996 quarters primarily consisted of intermediate materials sold to Collaborative Partners.

Interest and other revenues for the six months ended June 30, 1997 and 1996 were $751,000 and $808,000, respectively, and primarily consisted of interest income totaling $692,000 and $637,000, respectively.

RESEARCH AND DEVELOPMENT EXPENSES for the three months ended June 30, 1997 and 1996 were $3,630,000 and $4,341,000, respectively. Research and development expenses for the six months ended June 30, 1997 and 1996 were $8,065,000 and $8,218,000, respectively. During 1996, resources were devoted to the commercial development of the matrix production process, and specifically the estradiol transdermal product. These development activities focused, among other things, on methods transfer from development to manufacturing, manufacturing process validation and preparations for a pre-approval inspection by the FDA. Although research and development activities increased on other projects, certain of these activities were not repeated in 1997 and certain expenses associated with the production of Alora are now included in the cost of goods sold. As a result, research and development expenses have decreased during both periods.

                                 THERATECH, INC.
                                 --------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Research and development programs during the 1997 period included the following:
(i) estradiol/progestin combination product development activities, including certain Phase III clinical costs; (ii) preclinical research and development activities on the OTM delivery technology; (iii) testosterone 5 mg development and commercialization activities including interactions with the FDA; (iv) continuing estradiol development activities necessary for foreign regulatory approval, along with stability studies and clinical costs associated with the program; (v) Phase II clinical and development activities for the female testosterone transdermal product; (vi) Phase I development activities for the Meiji product; (vii) Phase I development activities for the nicotine oral lozenge product; and (viii) various other collaboratively and independently developed products and technologies.

COST OF PRODUCTS SOLD for the three months ended June 30, 1997 were $2,658,000, compared to $1,866,000 for the 1996 quarter. Cost of products sold for the six months ended June 30, 1997 were $4,810,000, compared to $4,101,000 for the 1996 period. These include direct and indirect manufacturing costs attributable, in the 1997 period to the production of Alora and the testosterone transdermal products, and in the 1996 periods to the production of Androderm. Cost of products sold as a percentage of product sales improved to 73 percent for the six months ended June 30, 1997, compared to 89 percent for the same period in 1996. This decrease resulted from improved production efficiencies and increased revenues recognized on a Collaborative Partner's shipments of products to its customers.

GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended June 30, 1997 and 1996 were $1,335,000 and $1,253,000, respectively. For the six months ended June 30, 1997 and 1996, general and administrative expenses were $2,561,000 and $2,474,000, respectively.

INTEREST AND OTHER EXPENSES for the three months ended June 30, 1997 and 1996 were $258,000 and $293,000, respectively, and consisted primarily of interest expense. The Company incurred interest expense of $228,000 and $273,000 for the three months ended June 30, 1997 and 1996, respectively, which reflects monthly payments of principal and interest toward notes payable and capital lease obligations.

Interest and other expenses for the six months ended June 30, 1997 and 1996 were $494,000 and $589,000, respectively, which consisted primarily of interest expense totaling $464,000 and $555,000, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, TheraTech has funded its operations primarily through equity and debt financing, collaborative research and development agreements, product sales, licensing fees and other revenues. As of June 30, 1997 and December 31, 1996, TheraTech had cash, cash equivalents and investments totaling $27,048,000 and $25,215,000, respectively. This increase was the result of cash provided by operating activities, partially offset with cash used in investing activities (excluding the increase in short-term investments) and financing activities as reflected in the Condensed Consolidated Statements of Cash Flows.

Net cash provided by operating activities for the six months ended June 30, 1997 was $2,822,000 compared to net cash used in operating activities of $29,000 for the six months ended June 30, 1996. Cash provided in the 1997 period was primarily a result of net income as compared to a net loss in the 1996 period, partially offset by increases in contracts and accounts receivable and inventories. Cash used in the 1996 period was primarily due to the net operating loss along with increases in accounts receivable and decreases in accounts payable and accrued liabilities, partially offset by an increase in unearned revenue.

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

                                 THERATECH, INC.
                                 --------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


The Company's investing activities during the six months ended June 30, 1997 used $3,269,000 compared to $2,840,000 for the 1996 period. Cash used in the 1997 period was primarily for the purchase of short-term investments and for the purchase of equipment. TheraTech evaluates its total cash position which includes all investments. If the effect of cash used for the purchase of short-term investments were removed, investing activities would have only used $483,000. The use of cash in investing activities was partially offset by the release of $750,000 previously restricted as part of a financing agreement covenant. In comparison, cash used in investing activities during the 1996 period was primarily for the purchase of equipment for the commercial manufacturing facility, along with additional research and development and office equipment.

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

Net cash used in financing activities for the six months ended June 30, 1997 was $530,000 compared to $190,000 for the six months ended June 30, 1996. Cash used in both the 1997 and 1996 periods were primarily for payments on notes payable and capital lease obligations partially offset by proceeds from the issuance of stock in both the employee stock purchase plan and the employee stock option plan. The 1996 period also included a short-term note with a client company. Based upon current expectations of operations and capital expenditures for 1997, the Company anticipates that its available cash, cash equivalents and investments plus anticipated revenues from collaborative agreements, product licensing and sales, interest income and bank financing should be sufficient to fund its current capital requirements and operating activities.


RISK FACTORS AFFECTING EARNINGS AND STOCK PRICE

The statements contained in this Report on SEC Form 10-Q that are not purely historical are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward looking statements involve various risks and uncertainties. Forward looking statements contained in this Report include statements regarding the assignment of marketing rights to the male testosterone transdermal product in certain territories, the commencement of marketing such product in Argentina, Brazil, Columbia and Norway, 1997 product sales, expansion of the transdermal testosterone market, and the Company's ability to fund capital requirements and operating activities. Such forward looking statements are included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this Report are made as of the date hereof, based on information available to TheraTech as of such date, and TheraTech assumes no obligation to update any forward looking statement. It is important to note that such statements may not prove to be accurate, and that the Company's actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially include, without limitation, the following: the need to identify marketing partners in foreign markets and to establish and maintain acceptable contractual arrangements with these partners; dependence on third-party marketing efforts; uncertainty regarding TheraTech's commercialization opportunities and market acceptance; competitive and technological factors such as new product or technology introductions by rival manufacturers and price pressures; FDA and foreign governmental regulation; limited history of large-scale manufacturing of newly approved products; and exposure to product liability and infringement suits. Other factors are described under the heading "Risk Factors Affecting Earnings and Stock Price" and elsewhere in the Company's Report on Form 10-K, as filed with the Securities and Exchange Commission.

                                 THERATECH, INC.
                                 --------------
                           PART II - OTHER INFORMATION


Item 4.        Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on May 28, 1997, the stockholders elected as directors the following:

                     Name                    For           Withheld
                     ----                    ---           --------
            Dinesh C. Patel, Ph.D         16,809,016        471,301
            William I. Higuchi, Ph.D      16,810,716        469,601
            Gary L. Crocker               16,810,066        470,251
            Jay J. Pisik                  16,810,716        469,601
            James T. O'Brien              16,809,991        470,326
            Boyd J. Poulsen, Ph.D         16,810,716        469,601


In addition, the proposal to amend the Company's Restated Certificate of Incorporation to provide for the division of the Board of Directors into three classes, each class to serve staggered three year terms, was not passed by the stockholders (with 8,134,480 votes for, 5,469,882 votes against, 9,216 votes abstained and 3,666,739 broker non-votes). This proposal required a majority of all shares available to vote at the annual meeting in order to be approved.


At the same meeting, the stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for 1997 (with 16,460,574 votes for, 11,867 votes against, 8,174 votes abstained and 799,702 broker non-votes).

Item 6.        Exhibits and Reports on Form 8-K

(a)            Exhibits:

               11     Statement regarding computation of per share earnings.

               27.1 Financial Data Schedule for the six months ended June 30, 1997.

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


                                     THERATECH, INC.
                                     (Registrant)





Date:  August 8, 1997                By: /s/ DINESH C. PATEL
                                         ----------------------------------
                                         Dinesh C. Patel, Ph.D.
                                         President and
                                         Chief Executive Officer




Date:  August 8, 1997                By: /s/ ALEXANDER L. SEARL
                                         ----------------------------------
                                         Alexander L. Searl
                                         Senior Vice President and
                                         Chief Financial Officer

                                 THERATECH, INC.
                                 --------------
                                INDEX TO EXHIBITS



NUMBER

   11         Statement regarding computation of per share earnings.

   27.1       Financial Data Schedule for the six months ended June 30, 1997.