Form 10-Q
period 1997-09-30
THERATECH INC /DE/
filed 1997-11-14
CIK 885015

                                THERATECH, INC.

                                   ----------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________ to _________

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

                                [X] YES    NO [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 1997:

    CLASSES OF COMMON STOCK                   NUMBER OF SHARES OUTSTANDING
--------------------------------             ------------------------------
 Common Stock, $0.01 par value                          20,951,755

                                THERATECH, INC.


                               INDEX TO FORM 10-Q



                         PART I - FINANCIAL INFORMATION

                                                                                                  Page
                                                                                                  ----
Item 1. Financial Statements

        Condensed Consolidated Statements of Operations  --
        Three months ended September 30, 1997 and 1996, and nine months ended
        September 30, 1997 and 1996................................................................ 3

        Condensed Consolidated Balance Sheets  --
        September 30, 1997 and December 31, 1996 .................................................. 4

        Condensed Consolidated Statements of Cash Flows  --
        Nine months ended September 30, 1997 and 1996 ............................................. 5

        Notes to Condensed Consolidated Financial Statements ...................................... 6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ............................................. 7

Item 3. Quantitative and Qualitative Disclosure about Market Risk
        Not applicable

                          PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds ................................................ 13

Item 6. Exhibits and Reports on Form 8-K ......................................................... 13

                                 THERATECH, INC.
                                -----------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                          SEPTEMBER 30,                SEPTEMBER 30,
                                   --------------------------    --------------------------
                                       1997          1996           1997           1996
                                   -----------    -----------    -----------    -----------
                                   (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Revenues:
    Research and development       $ 5,056,125    $ 4,644,650    $15,422,823    $13,413,503
    Product sales                    4,103,436      2,532,367     10,680,235      7,144,977
    Licensing                        1,500,000      1,075,000      1,845,000      2,060,000
    Interest and other                 393,562        333,797      1,144,406      1,142,186
                                   -----------    -----------    -----------    -----------
       Total revenues               11,053,123      8,585,814     29,092,464     23,760,666
Costs and expenses:
    Research and development         5,008,120      4,051,635     13,073,518     12,269,148
    Cost of products sold            2,749,597      1,639,149      7,559,779      5,740,323
    General and administrative       1,319,738      1,209,068      3,880,957      3,682,739
    Interest and other                 220,938        260,377        715,225        849,299
                                   -----------    -----------    -----------    -----------
       Total costs and expenses      9,298,393      7,160,229     25,229,479     22,541,509
                                   -----------    -----------    -----------    -----------
Net income                         $ 1,754,730    $ 1,425,585    $ 3,862,985    $ 1,219,157
                                   ===========    ===========    ===========    ===========
Net income per share               $      0.08    $      0.07    $      0.18    $      0.06
                                   ===========    ===========    ===========    ===========
Shares used in calculation
    of net income per share         21,720,161     21,593,435     21,620,652     21,688,750
                                   ===========    ===========    ===========    ===========


                             See accompanying notes.

                                 THERATECH, INC.
                                -----------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                          1997           1996 (1)
                                                                      ------------     ------------
                                                                       (UNAUDITED)
Current assets:
    Cash, cash equivalents and short-term investments(2)              $ 26,131,714     $ 23,214,410
    Contracts and accounts receivable                                    7,077,414        4,726,112
    Inventories                                                          2,129,213        2,277,021
    Prepaid expenses                                                       238,467           36,127
                                                                      ------------     ------------
       Total current assets                                             35,576,808       30,253,670
Investments in long-term securities(2)                                   1,000,000        2,000,468
Plant and equipment:
    Plant                                                                9,301,171        9,301,171
    Equipment                                                           14,801,571       11,950,618
    Leasehold improvements                                                 972,002          986,703
    Construction in progress                                             1,913,100        2,929,228
                                                                      ------------     ------------
                                                                        26,987,844       25,167,720
    Less accumulated depreciation and amortization                      (7,739,545)      (5,737,034)
                                                                      ------------     ------------
       Net plant and equipment                                          19,248,299       19,430,686
Other assets                                                             1,771,089        2,161,978
                                                                      ------------     ------------
              Total assets                                            $ 57,596,196     $ 53,846,802
                                                                      ============     ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                          $  3,569,329     $  3,744,210
    Current portion of notes payable and capital lease obligations       1,474,655        1,609,587
    Unearned revenue                                                     2,300,172        2,597,942
                                                                      ------------     ------------
       Total current liabilities                                         7,344,156        7,951,739

Notes payable and capital lease obligations, less current portion        7,560,666        8,660,744
Unearned revenue                                                         1,212,000        1,212,000

Commitments and contingencies

Stockholders' equity:
    Common stock                                                           209,506          205,634
    Additional paid-in capital                                          70,712,540       69,116,551
    Accumulated deficit                                                (29,198,178)     (33,061,163)
    Cumulative translation adjustment                                     (244,494)        (238,703)
                                                                      ------------     ------------
       Total stockholders' equity                                       41,479,374       36,022,319
                                                                      ------------     ------------
              Total liabilities and stockholders' equity              $ 57,596,196     $ 53,846,802
                                                                      ============     ============


                             See accompanying notes.

----------
(1) Derived from audited financial statements.
(2) TheraTech's total cash position as of September 30, 1997 and December 31, 1996 was $27,131,714 and $25,214,878, respectively, which includes cash, cash equivalents, and short- and long-term investments.

                                 THERATECH, INC.
                                -----------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                         -----------------------------
                                                                             1997             1996
                                                                         ------------     ------------
                                                                          (UNAUDITED)      (UNAUDITED)
OPERATING ACTIVITIES:
Net income                                                               $  3,862,985     $  1,219,157
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
    Depreciation and amortization                                           2,090,350        1,753,281
    Compensation expense related to the grant of stock options                      -              955
    Changes in operating assets and liabilities:
         Contracts and accounts receivable                                 (2,351,302)         899,844
         Inventories                                                          147,808         (356,846)
         Prepaid expenses                                                     111,745          239,874
         Accounts payable and accrued liabilities                            (174,881)      (1,919,455)
         Unearned revenue                                                    (297,770)         682,066
                                                                         ------------     ------------
Net cash provided by operating activities                                   3,388,935        2,518,876
INVESTING ACTIVITIES:
Increase in investments, net                                               (4,898,481)        (384,459)
Purchase of plant and equipment                                            (1,876,233)      (3,766,120)
Other assets                                                                  359,159         (156,606)
                                                                         ------------     ------------
Net cash used in investing activities                                      (6,415,555)      (4,307,185)
FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and capital lease obligations               -          300,000
Proceeds from issuance of common stock, net                                 1,599,861        1,179,219
Payments of notes payable and capital lease obligations                    (1,549,095)      (2,005,240)
                                                                         ------------     ------------
Net cash provided by (used in) financing activities                            50,766         (526,021)
Effect of exchange-rate changes on cash and cash equivalents                   (5,791)         (81,524)
                                                                         ------------     ------------
Net decrease in cash and cash equivalents                                  (2,981,645)      (2,395,854)
Cash and cash equivalents at beginning of period                           19,116,991       14,554,352
                                                                         ------------     ------------
Cash and cash equivalents at end of period                                 16,135,346       12,158,498
Short-term investments                                                      9,996,368        8,914,846
                                                                         ------------     ------------
Cash, cash equivalents and short-term investments at end of period       $ 26,131,714     $ 21,073,344
                                                                         ============     ============


                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1997


FINANCIAL STATEMENTS

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of TheraTech, Inc. ("TheraTech" or the "Company") as of September 30, 1997 and the results of its operations and cash flows for the interim periods ended September 30, 1997 and 1996. The operating results for the interim periods are not necessarily indicative of the results for a full year. For further discussion of TheraTech's accounting policies, refer to the Company's audited financial statements for the year ended December 31, 1996.

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

INVENTORIES

At September 30, 1997, inventories are stated at the lower of cost or market and consist of the following:

                         Raw materials      $1,979,662
                         Work in process        53,825
                         Finished goods         95,726
                                            ----------
                                            $2,129,213
                                            ==========

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

TheraTech has also entered into various product supply agreements to manufacture products for certain Collaborative Partners. These agreements include provisions for TheraTech to recognize product sales at the time TheraTech ships product to the Collaborative Partner and/or at the time the Collaborative Partner ships product to its customers. Unearned revenue relates to advances on future revenues.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1997
                                   (Continued)


COMMITMENTS AND CONTINGENCIES

TheraTech has entered into a purchase commitment with a commercial supplier for material used in its manufacturing process. Subsequent to September 30, 1997, TheraTech renegotiated a significant reduction in its purchase commitment with this supplier. The terms are as follows: for 1997 $1,200,000; and for 1998 $1,750,000. Additionally, at its option, TheraTech may buy out the 1998 commitment for a one-time cash payment of $800,000.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


To date, three research and development programs have resulted in approved products. In late December 1996, TheraTech received marketing clearance from the United States Food and Drug Administration ("FDA") for the Alora(R) Estradiol Transdermal System for women, the Company's second commercial product approved in the United States. TheraTech's first commercial product in the United States was the Androderm(R) Testosterone Transdermal System for men. Both marketing clearances were received within one year of their respective initial submissions. The testosterone transdermal system for men has also been approved in certain European countries under different trade names. TheraTech also has a nitroglycerin transdermal product which has been approved in certain European countries and has been launched by TheraTech's marketing partners in France, Greece, Holland and Italy.

Worldwide marketing rights (excluding certain Asian countries) have been granted to Procter & Gamble Pharmaceutical, Inc. ("P&G") for TheraTech's estradiol transdermal product, and its estradiol/progestin combination product (which is currently in Phase III clinical trials). TheraTech began commercial production of Alora in December 1996 and made its initial shipments of this product to P&G in March 1997. The commercial launch of Alora commenced in the United States in May 1997.

In September 1997, TheraTech announced that Astra AB ("Astra") had been granted exclusive distribution and marketing rights to the Androderm transdermal testosterone system for men in Germany, Austria and Switzerland. Previously, TheraTech negotiated marketing agreements for its testosterone transdermal system for men with several partners covering various countries. These partners and countries include: SmithKline Beecham in the United States, Canada, Ireland and the United Kingdom; Compania Espanola de la Penicilina y Antibioticos, S.L. ("CEPA") in Spain; Laborterapia - Produtos Farmaceuticos, S.A. ("Laborterapia") in Portugal; Astra in Scandinavia; Wyeth-Ayerst International, Inc. ("Wyeth-Ayerst") in Mexico, Central and South America, non-French-speaking Africa and the Middle East; Grelan Pharmaceutical Co., Ltd. ("Grelan") in Japan and Samyang Corporation ("Samyang") in South Korea. TheraTech intends to assign marketing rights in the remaining unassigned territories.

In May 1997, TheraTech and SmithKline Beecham announced that the FDA had cleared the 5 milligram ("mg") Androderm patch for marketing in the United States. The commercial launch of this 5 mg Androderm patch by SmithKline Beecham occurred in the United States in June 1997. The original Androderm product was a two-patch per day, 2.5 mg system. The new 5 mg Androderm patch restores testosterone levels to a normal range by continuous delivery of testosterone for 24 hours in a convenient one-patch per day formulation.

The 2.5 mg testosterone transdermal product has received approval and is currently being marketed under the following trade names: Androderm, by SmithKline Beecham in the United States and by Samyang in South Korea; Andropatch(TM), by SmithKline Beecham in Ireland and the United Kingdom; and Atmos(R), by Astra in Denmark, Finland and Sweden.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


RESULTS OF OPERATIONS

For the three months ended September 30, 1997, TheraTech had net income of $1,755,000, equal to $0.08 per share. This compares to net income of $1,426,000 or $0.07 per share during the three months ended September 30, 1996. The Company had total revenues of $11,053,000 for the three months ended September 30, 1997 compared to $8,586,000 for the respective period in 1996.

For the nine months ended September 30, 1997, TheraTech had net income of $3,863,000, or $0.18 per share. This compares to a net income of $1,219,000 or $0.06 per share for the corresponding period in 1996. Total revenues year-to-date were $29,092,000 compared to $23,761,000 for the corresponding period in 1996.

RESEARCH AND DEVELOPMENT REVENUES were $5,056,000 and $4,645,000 for the three months ended September 30, 1997 and 1996, respectively. During the 1997 quarter, TheraTech earned a majority of its revenues from its collaborative development programs involving the estradiol/progestin combination product, the oral transmucosal ("OTM") delivery technology, the Androderm 5 mg product, Alora and other product development programs. With the commercial launches of Alora in May 1997 and the Androderm 5 mg product in June 1997, major development activities for these products were being completed. As a result, research and development revenues for these products decreased in the 1997 quarter compared to the 1996 quarter. This decrease was offset by revenues generated from other product development programs, including revenues recognized upon TheraTech entering into an option agreement granting a third party rights to evaluate certain new product opportunities for a limited time.

For the nine months ended September 30, 1997 and 1996, research and development revenues were $15,423,000 and $13,414,000, respectively. Research and development revenues in the 1997 period include cost reimbursements and/or milestone payments for the following: (i) Phase III product development on the estradiol/progestin combination product for P&G; (ii) technical support for the Alora market launch, continuing estradiol development activities necessary for foreign regulatory approval, along with stability studies and clinical trials associated with the estradiol program; (iii) preclinical research and development activities on the OTM delivery technology under the multi-product collaboration with Eli Lilly and Company ("Lilly") signed in January 1997; (iv) development activities on the 5 mg testosterone product for SmithKline Beecham and other partners; and (v) other collaborative research and development activities. Milestone payments received from Lilly and P&G along with revenue from new and advancing collaborative programs are the principal reasons for the increase in research and development revenues in the 1997 period over the 1996 period. During the nine months ended September 30, 1996, TheraTech earned revenues from P&G for estradiol commercialization activities and for Phase II studies on the estradiol/progestin combination product. TheraTech also earned revenues from Grelan, SmithKline Beecham and Meiji Milk Products Co. ("Meiji") during the 1996 period.

PRODUCT SALES for the three months ended September 30, 1997 were $4,103,000 compared to $2,532,000 for the 1996 quarter. Product sales in the 1997 quarter consisted primarily of the testosterone transdermal system for men along with revenues from Alora and the nitroglycerin product sold in Europe. During the 1996 quarter, product sales consisted primarily of the testosterone transdermal system for men along with sales from a Natrapac client contract.

Product sales for the nine months ended September 30, 1997 were $10,680,000 compared to $7,145,000 during the corresponding period in 1996. TheraTech began shipping initial supplies of Alora to P&G in March 1997, and retail distribution and promotion to physicians by P&G began in May 1997. Also in May, TheraTech began shipping initial supplies of the new Androderm 5 mg product to SmithKline Beecham. Retail distribution and promotion to physicians of this product by SmithKline Beecham began in June 1997. TheraTech also recorded sales of the Nitroglycerin product in certain European countries reported by Lavipharm. As a result, product sales increased in the 1997 year-to-date period. For the nine months ended September 30, 1996, product sales consisted of the 2.5 mg testosterone transdermal systems and revenues from the Natrapac client contract.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


LICENSING REVENUES were $1,500,000 and $1,075,000 for the three months ended September 30, 1997 and 1996, respectively. During the 1997 quarter, TheraTech granted distribution and marketing rights to Astra for the testosterone transdermal system for men in Germany, Austria and Switzerland. P&G also extended its marketing rights for the estradiol and estradiol/progestin combination products into certain Asian countries. During the 1996 quarter, TheraTech received payments for the achievement of milestones from SmithKline Beecham for the approval to market Andropatch in the United Kingdom and from Astra for the launch of Atmos in Sweden.

For the nine months ended September 30, 1997 and 1996, licensing revenues were $1,845,000 and $2,060,000, respectively. During the 1997 period, TheraTech earned licensing revenues from Astra and P&G as described above, from Wyeth-Ayerst for the achievement of milestones under their testosterone product licensing agreement, from Samyang under their estradiol product licensing agreement, and from a Collaborative Partner for the use of a product trade name. During the 1996 period, TheraTech earned licensing revenues from SmithKline Beecham and Astra as described above, and by achieving milestones under product licensing agreements with Wyeth-Ayerst and Samyang.

INTEREST AND OTHER REVENUES were $394,000 and $334,000 for the three months ended September 30, 1997 and 1996, respectively, and consisted primarily of interest income of $378,000 and $306,000, respectively. Interest income increased during the 1997 quarter from the 1996 quarter due to higher average balances in cash, cash equivalents and investments.

Interest and other revenues for the nine months ended September 30, 1997 and 1996 were $1,144,000 and $1,142,000, respectively, and primarily consisted of interest income totaling $1,070,000 and $944,000, respectively. Interest income increased during the 1997 period from the 1996 period due to higher average balances in cash, cash equivalents and investments. Other revenues in both the 1997 and 1996 periods consisted primarily of intermediate materials sold to Collaborative Partners.

RESEARCH AND DEVELOPMENT EXPENSES for the three months ended September 30, 1997 and 1996 were $5,008,000 and $4,052,000, respectively. Research and development expenses for the nine months ended September 30, 1997 and 1996 were $13,074,000 and $12,269,000, respectively. The increase during the 1997 quarter is primarily the result of contract and milestone payments made to Innovative Devices, LLC for a patent allowed on a dry powder inhaler, along with other development costs of the pulmonary delivery technology; preclinical development activities on the OTM delivery technology; and clinical study and development costs on the estradiol/progestin combination patch product. This increase was partially offset by reductions in the Alora and 5 mg Androderm development programs which have resulted in commercial products.

Research and development programs during the 1997 year-to-date period include the following: (i) estradiol/progestin combination product development activities, including certain Phase III clinical costs; (ii) preclinical research and development on the pulmonary drug delivery technology; (iii) continuing estradiol development activities necessary for foreign regulatory approval, along with stability studies and clinical costs associated with the program; (iv) preclinical research and development activities on the OTM drug delivery technology; (v) Androderm 5 mg development and commercialization activities including interactions with the FDA; (vi) Phase II clinical and development activities for the female testosterone transdermal product; (vii) Phase I development activities for the Meiji product; (viii) Phase I development activities for the nicotine oral lozenge product; and (ix) various other collaboratively and independently developed products and technologies.

COST OF PRODUCTS SOLD for the three months ended September 30, 1997 were $2,750,000, compared to $1,639,000 for the 1996 quarter. Cost of products sold for the nine months ended September 30, 1997 were $7,560,000, compared to $5,740,000 for the 1996 period. These include direct and indirect manufacturing costs attributable, in the 1997 year-to-date period to production of the testosterone transdermal products and Alora, and in the 1996 year-to-date period to the production of Androderm and the Natrapac client contract. Gross margin on products sold improved to 29.2 percent for the nine months ended September 30, 1997, compared to 19.6 percent for the same period in 1996. This increase resulted from increased revenues recognized on Collaborative Partners shipments of products to their customers and improved production efficiencies.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended September 30, 1997 and 1996 were $1,320,000 and $1,209,000, respectively. For the nine months ended September 30, 1997 and 1996, general and administrative expenses were $3,881,000 and $3,683,000, respectively. The increase in both comparative periods is primarily due to outside services associated with business development and the negotiation of several contracts.

INTEREST AND OTHER EXPENSES for the three months ended September 30, 1997 and 1996 were $221,000 and $260,000, respectively, and consisted primarily of interest expense. The Company incurred interest expense of $217,000 and $260,000 for the three months ended September 30, 1997 and 1996, respectively, which reflects monthly payments of principal and interest toward notes payable and capital lease obligations.

Interest and other expenses for the nine months ended September 30, 1997 and 1996 were $715,000 and $849,000, respectively, which consisted primarily of interest expense totaling $681,000 and $815,000, respectively. Other expenses in both the 1997 and 1996 periods consisted primarily of intermediate materials sold to Collaborative Partners.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, TheraTech has funded its operations primarily through equity and debt financing, collaborative research and development agreements, product sales, licensing fees and other revenues. As of September 30, 1997 and December 31, 1996, TheraTech had cash, cash equivalents and investments totaling $27,132,000 and $25,215,000, respectively. This increase was the result of cash provided by operating activities and financing activities, partially offset with cash used in investing activities (excluding the increase in short-term investments) as reflected in the Condensed Consolidated Statements of Cash Flows.

Net cash provided by operating activities for the nine months ended September 30, 1997 was $3,389,000 compared to $2,519,000 for the nine months ended September 30, 1996. Cash provided in the 1997 period was primarily a result of net income and adjustments of non-cash expenses for depreciation and amortization, partially offset by an increase in contracts and accounts receivable. Cash provided in the 1996 period was primarily a result of net income and adjustments of non-cash expenses for depreciation and amortization, partially offset by a decrease in accounts payable and accrued liabilities.

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

The Company's investing activities during the nine months ended September 30, 1997 used $6,416,000 compared to $4,307,000 for the 1996 period. Cash used in the 1997 period was primarily for the purchase of short-term investments and for the purchase of equipment. TheraTech evaluates its total cash position which includes all investments. If the effect of net cash used for the purchase of investments were removed, investing activities would have used $1,517,000. The use of cash in investing activities was partially offset by the release of $750,000 previously restricted as part of a financing agreement covenant. In comparison, cash used in investing activities during the 1996 period was primarily for the purchase of equipment for the commercial manufacturing facility, along with additional research and development and office equipment.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Net cash provided by financing activities for the nine months ended September 30, 1997 was $51,000 compared to net cash used of $526,000 for the nine months ended September 30, 1996. Cash provided in the 1997 period was primarily the proceeds from the issuance of stock in both the employee stock purchase plan and the employee stock option plan, largely offset by payments on notes payable and capital lease obligations. Cash used in the 1996 period was primarily for payments on notes payable and capital lease obligations partially offset by proceeds from the issuance of stock in both the employee stock purchase plan and the employee stock option plan. The 1996 period also included a short-term note with a client company. Based upon current expectations of operations and capital expenditures for 1997, the Company anticipates that its available cash, cash equivalents and investments plus anticipated revenues from collaborative agreements, product licensing and sales, interest income and bank financing should be sufficient to fund its current capital requirements and operating activities.


RISK FACTORS AFFECTING EARNINGS AND STOCK PRICE

The statements contained in this Report on SEC Form 10-Q that are not purely historical are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward looking statements involve various risks and uncertainties. Forward looking statements contained in this Report include statements regarding the assignment of marketing rights to the male testosterone transdermal product in certain territories, and the Company's ability to fund capital requirements and operating activities. Such forward looking statements are included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this Report are made as of the date hereof, based on information available to TheraTech as of such date, and TheraTech assumes no obligation to update any forward looking statement. It is important to note that such statements may not prove to be accurate, and that the Company's actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially include, without limitation, the following: the need to identify marketing partners in foreign markets and to establish and maintain acceptable contractual arrangements with these partners; dependence on third-party marketing efforts; uncertainty regarding TheraTech's commercialization opportunities and market acceptance; competitive and technological factors such as new product or technology introductions by rival manufacturers and price pressures; FDA and foreign governmental regulation; limited history of large-scale manufacturing of newly approved products; and exposure to product liability and infringement suits. Other factors are described under the heading "Risk Factors Affecting Earnings and Stock Price" and elsewhere in the Company's Report on Form 10-K, as filed with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

        On July 1, 1997, TheraTech issued 32,685 shares of its Common Stock to Innovative Devices, LLC ("IDL") in connection with a milestone event involving the allowance of a patent for a dry powder inhaler. The issuance was made pursuant to a technology purchase agreement entered into between TheraTech and IDL (the "IDL Agreement"). Pursuant to the IDL Agreement, the shares were contemporaneously transferred to the three owners of IDL. The stock was issued on the basis of $10.19 per share, the then applicable fair market value of the Common Stock as determined under the IDL Agreement. The sale was exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof. There was no underwriter involved in the foregoing transaction.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

        11     Statement regarding computation of per share earnings.

        27.1   Financial Data Schedule for the nine months ended September 30,
               1997.

(b)     No reports were filed on Form 8-K during the quarter.

                                THERATECH, INC.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   THERATECH, INC.
                                                   (Registrant)





Date:  November 7, 1997                     By:    DINESH C. PATEL
                                                   -----------------------------
                                                   Dinesh C. Patel, Ph.D.
                                                   Chairman, President and
                                                   Chief Executive Officer




Date:  November 7, 1997                     By:    ALEXANDER L. SEARL
                                                   -----------------------------
                                                   Alexander L. Searl
                                                   Senior Vice President and
                                                   Chief Financial Officer