Form 10-K
period 1997-12-31
THERATECH INC /DE/
filed 1998-03-31
CIK 885015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1997

                                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________ to ________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of February 27, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $97,754,000 based on the closing sale price as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares of Common Stock outstanding on February 27, 1998 was 21,149,953.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part II and Part IV of this Report on Form 10-K incorporate information by reference from the Registrant's 1997 Annual Report to Stockholders. Part III of this Report on Form 10-K incorporates information by reference from the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders.

                                     PART I

ITEM 1. BUSINESS

        TheraTech, Inc. ("TheraTech" or the "Company") develops advanced, controlled release and other drug delivery products which administer drugs through the skin, by oral delivery to the gastrointestinal tract, through tissues in the oral cavity, through absorption in the lungs and by other means. The Company believes its products provide advantages over existing controlled release drug delivery products and conventional oral, injectable, inhalation and continuous infusion methods by increasing efficacy, safety, bioavailability and/or patient compliance and comfort. The Company focuses its research and development efforts on the design and development of improved delivery systems for off-patent and proprietary drugs.

        Historically, TheraTech's product development activities have been conducted independently or pursuant to collaborative research and development agreements with pharmaceutical companies. For products developed independently by TheraTech, marketing rights may later be transferred to pharmaceutical and other companies under licensing and marketing agreements. These agreements normally provide for TheraTech to receive payments in various forms, which can include licensing fees and other payments upon the execution of an agreement, milestone payments upon achievement of technical and regulatory goals, and periodic payments in the form of cost reimbursements for product development and clinical evaluation of a specified product, including a portion of general and administrative expenses. The client generally receives marketing rights to the product and TheraTech generally retains manufacturing rights, for which it recognizes product sales revenue at the time TheraTech ships product to the client and/or at the time the client sells product to its customers.

        To date, four research and development programs have resulted in commercialized products. The United States Food & Drug Administration ("FDA") has cleared for marketing three of TheraTech's developed products. Two of these products, the Androderm(R) two and one half milligram ("2.5 mg") testosterone transdermal system for men and the Alora(R) estradiol transdermal system for women, received marketing clearances within one year of their respective initial submissions. Prior to 1997, the testosterone transdermal system had received marketing clearances in Brazil, Denmark, Finland, Ireland, South Korea, Sweden, Switzerland and the United Kingdom, and during 1997 marketing clearances were received in Australia, Germany, Norway and certain Central and South American countries. During 1997, the FDA cleared for marketing TheraTech's third product, its Androderm five milligram ("5 mg") testosterone transdermal system. This clearance was received within six months of filing its supplemental New Drug Application ("sNDA") with the FDA. One of TheraTech's marketing partners, together with that partner's sublicensees, have obtained regulatory approval to market in certain European countries TheraTech's fourth product, its nitroglycerin transdermal system. An Abbreviated New Drug Application ("ANDA") for TheraTech's nitroglycerin product is under review by the FDA. Additionally, TheraTech has more than 20 other drug delivery products under development and testing in the United States, Europe, Japan and South Korea, of which nine are in various stages of clinical development.

DRUG DELIVERY

        Conventional dosage forms currently dominate the pharmaceutical market. These dosage forms can be grouped by routes of administration into oral, injectable, topical, nasal, inhalation, ocular and rectal delivery categories. Oral dosage forms comprise a substantial majority of all present dosage forms. Conventional dosage forms can offer ease of administration and low cost-per-use, but often require inconvenient dosage intervals and may result in higher side-effects, reduced efficacy and poor bioavailability. Controlled drug delivery systems, also referred to as alternate drug delivery systems, have been introduced to eliminate or reduce the limitations of conventional therapies and currently comprise a small percentage of the pharmaceutical market. Controlled drug delivery systems currently marketed by pharmaceutical companies include transdermal patches, oral controlled release products, biodegradable and non-biodegradable implants and long-acting injectables.

        Controlled drug delivery seeks to either maintain a more consistent and appropriate drug level in the bloodstream than conventional dosage forms or eliminate the need for injections. Conventional dosage forms often produce higher initial drug levels than required for optimal therapy, increasing risks of side effects, and subsequently, lower than therapeutically optimal levels as the drug is metabolized and cleared from the body. Controlled drug delivery technologies allow for the development of "patient-friendly" dosage forms which may eliminate the need for frequent administration, such as frequent injections or taking tablets several times a day, and thus can improve safety, efficacy and patient compliance. This can be especially beneficial for certain patient populations, such as elderly patients, who often require several medications with differing dosage regimens.

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

COMPANY STRATEGY

        TheraTech's strategy is to develop, manufacture and market advanced, controlled release and other drug delivery products for a wide variety of therapeutic applications utilizing a broad array of proprietary delivery technologies. The Company's strategy consists of five basic elements:

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

  Independent Product Development

        In addition to its collaborative efforts, the Company is engaged in independent product development. If successful, independently developed products will provide the Company with the flexibility either to market the product itself or enter into agreements with pharmaceutical partners on terms generally more favorable to the Company than if the agreement was entered into at an earlier stage of development. Although independent product development entails more financial risk than initially working with a collaborative partner, the Company is better able to control the development process and retain a greater portion of the product revenue stream. TheraTech currently has several products which are being or were initially developed independently, including testosterone transdermal patches for men; estradiol, estradiol/progestin, testosterone, and estradiol/testosterone transdermal patches for women; and oral, oral transmucosal, pulmonary and topical dosage form products.

  Use of Multiple Drug Delivery Technologies

        TheraTech typically begins product development by defining the target blood level profile for a given drug and choosing from its broad technology base the most appropriate dosage form and route of administration to achieve that profile. TheraTech's extensive technology base enables the Company to deliver a much wider variety of drugs more effectively than could be delivered from the use of a single delivery technology. TheraTech devotes significant resources to continued development of new drug delivery technologies as well as additional products based on its existing technologies. TheraTech's strategy is to maintain ownership of its drug delivery technologies and to license only specific product applications.

  Control of the Product Manufacturing Process

        TheraTech products are manufactured using several proprietary materials and production technologies. By manufacturing its own products and generally those it develops for its pharmaceutical partners, TheraTech can protect the proprietary aspects of the manufacturing process, retain control over the quality of its products and increase its share of the product revenue stream. TheraTech generally produces product for development requirements and clinical supplies in its pilot plant facilities, and commercial transdermal products in its 63,000 square foot manufacturing facility. This facility is equipped to produce commercial quantities of both liquid reservoir and matrix transdermal patches, and may be adapted to manufacture other dosage forms.

  Marketing and Sales

        TheraTech's objective is to establish an internal sales force to market some of its independently developed products and co-promote certain of its licensed products. The Company will initially focus on selected market segments expected to provide optimum return on the sale of its products. The Company will also seek in-licensing product opportunities appropriate with the marketing focus. By developing this capacity, TheraTech plans to expand the markets for its existing products through direct sales activities, while continuing to work effectively with its marketing partners. TheraTech plans to develop a sustained portfolio of products for a target group of physicians and patients through research, development and in-licensing.

THERATECH TECHNOLOGIES

        TheraTech approaches drug delivery from a multi-disciplinary perspective, applying innovations in medical and pharmaceutical sciences, fundamental knowledge of drug permeation mechanisms and advanced technologies in polymer science. This process begins by first defining the desired blood level profile, then the most appropriate methods of administration, such as transdermal, oral, oral transmucosal, pulmonary, or others are identified for product development. For new chemical entities under development, the optimal profile is frequently not known. Further, the ideal dosing for many drugs may not be fully understood due to absorption or delivery difficulties. In such cases, TheraTech's initial objective is to develop a delivery technology to administer these drugs which may not otherwise be deliverable without invasive methods such as injections, and to subsequently develop an optimized dosage form.

  Transdermal Drug Delivery

        Transdermal drug delivery entails the administration of drugs through the skin from an adhesive patch. This method of drug delivery is ideally suited for certain drugs that must be injected and for many orally delivered drugs that are degraded either in the gastrointestinal tract or by the liver, such that only a small fraction of the total administered dose is actually absorbed and therapeutically effective. Attempts to overcome such inefficient oral delivery through increased dosage may lead to direct adverse effects in the liver and result in high levels of the metabolized drug ("metabolites") which can potentiate certain side-effects. Transdermal delivery systems overcome such "first-pass" metabolism problems by delivering the drug directly into the bloodstream at prescribed rates. Further, transdermal delivery systems provide a convenient means to administer many drugs over prolonged periods, which would otherwise require frequent dosing. Thus, transdermal delivery can significantly enhance the therapeutic benefits of certain drugs through improved efficacy, safety and bioavailability while improving patient compliance and comfort.

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

        TheraTech has developed two principal types of transdermal patch systems, the TheraDerm-LRS(R) ("Liquid Reservoir System" or "LRS") and the TheraDerm-MTX(R) ("Matrix System" or "MTX"). The Company can incorporate the use of its enhancer technologies into either system type. TheraDerm-LRS was designed and developed to overcome the limitations of other liquid reservoir systems. Numerous drug formulations can be incorporated into a TheraDerm-LRS patch since the system is not rate limiting to the administration of the drug and the drug reservoir is physically isolated from the adhesive within the system. This system design also eliminates adverse drug formulation interactions with the patch adhesive. The TheraDerm-LRS patch is particularly useful for drugs that require higher doses or have intrinsically low transdermal permeability. Two United States patents, as well as international patents, have been issued for the TheraDerm-LRS transdermal patch.

        The TheraDerm-MTX is an adhesive matrix patch design. The drug is incorporated in the adhesive, resulting in a light and flexible patch which conforms to the skin for maximum adhesion and comfort. The TheraDerm-MTX employs a convenient application tab, allowing the user to easily apply the patch. Several United States patents have been issued to provide a proprietary position for products developed by TheraTech utilizing the TheraDerm-MTX patch design.


  Oral Transmucosal Drug Delivery

        The Company has placed considerable emphasis on the development of new technologies for the administration of large molecule drugs including peptides and polysaccharides, as well as other drugs requiring rapid onset of action or that cannot be readily delivered orally or transdermally. These technologies enable the delivery of many such drugs across the mucosal tissue of the oral cavity ("oral transmucosal delivery"). The advantages of this approach over other delivery routes include: high drug permeability relative to transdermal administration; reduced metabolism and increased bioavailability relative to oral dosing where enzymatic degradation in the intestine and by the liver is significant; rapid absorption; easy access to the oral cavity for convenient application or removal of the dose by the patient; localization of the dosage form at the delivery site over prolonged periods to extend the duration of drug delivery and maximize the extent of absorption; and greater resistance to chemical and mechanical irritation relative to other mucosal delivery routes.

        TheraTech's oral transmucosal ("OTM") delivery systems are solid dosage forms, which will adhere to various surfaces in the oral cavity and deliver drugs over a period of time. TheraTech views its OTM technology as a patient friendly alternative to systemic injection that has wide applicability to many peptide and other macromolecular drugs, as well as smaller conventional drugs which must currently be injected. The Company has been issued patents for certain OTM designs and compositions, and has filed additional patent applications for other system designs and therapeutic applications. The Company has conducted human feasibility studies demonstrating the ability of these systems to deliver therapeutic levels of glucagon-like insulinotropic peptide ("GLP-1"). The results of this study were published in the August 1996 issue of Diabetes Care. The Company has also conducted similar studies on GLP-1 in Type II diabetic patients. GLP-1 is an investigational drug for the treatment of non-insulin dependent diabetes mellitus, commonly referred to as Type II or adult-onset diabetes. The results from these studies conclusively demonstrate the ability to deliver peptide drugs using TheraTech's proprietary OTM technology.

        TheraTech entered into a multi-product collaboration with Eli Lilly and Company ("Lilly") early in 1997 to evaluate certain Lilly peptide drugs and develop OTM dosage forms using TheraTech's proprietary technologies. Two Lilly peptide drugs are currently under evaluation.

        The Company is also developing long lasting lozenges which provide controlled release drug delivery in the oral cavity. This lozenge technology complements the Company's transmucosal delivery technology and is applicable to a wide variety of drugs for either local delivery or systemic delivery through the mucosal tissues of the mouth. During 1997, TheraTech entered into a collaboration with SmithKline Beecham Consumer Health to complete the development of TheraTech's nicotine lozenge, as well as to market the product.

  Oral Drug Delivery

        The Company continues to invest resources in the area of orally administered controlled release dosage forms by developing and/or acquiring patented technologies for controlled release dosage forms formulated using FDA approved or acceptable materials and using established solid dosage form manufacturing processes. The Company is currently developing several oral controlled release products.

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

        TheraTech has acquired exclusive rights to two inhalation drug delivery technologies. A dry powder inhalation ("DPI") respiratory drug delivery device and an assist device for use with existing metered dose inhalers ("MDI"). Design features of both devices include breath activation by the patient and an expected lower production cost compared to other devices currently under development. Both devices, acquired from Innovative Devices, LLC, have patents issued and/or pending with the first United States patent on the DPI device issued in December 1997. The MDI device is targeted to be compatible with approximately 80 percent of the asthma medications currently on the market and to be reusable for up to a year. The DPI device is being developed primarily for certain peptides and larger protein drugs and has a mechanism that should provide maximum deaggregation of drug particles. Both MDI and DPI devices are in early stages of development. These additional technologies expand TheraTech's protein drug delivery capabilities and provide an entry into the important pulmonary drug delivery area, a market that is both large and growing. In fact, the worldwide respiratory drug market totaled approximately $7 billion in 1996 and is expected to surpass $11 billion by the year 2001.

        THERATECH PRINCIPAL PRODUCTS AND KEY PARTNERSHIPS

        The following table lists the potential indications, current status as of March 1998, and collaborative marketing partners for each of the Company's principal products that have been approved or are in various stages of development. The table does not include all the products the Company has in its development pipeline.

          PRODUCT                TARGETED               STATUS                        PARTNERS
        DESCRIPTION             INDICATION                                     TERRITORY/AVAILABILITY
---------------------------- ----------------- ------------------------ -----------------------------------
TESTOSTERONE                 Male Hypogonadism Launched in: U.S., So.   SMITHKLINE BEECHAM (U.S., Canada,
(Transdermal TheraDerm-LRS)                    Korea, (Androderm(R));   Ireland and U.K.); CEPA (Spain);
                                               U.K., Ireland            LABORTERAPIA (Portugal); ASTRA
                                               (Andropatch(TM));        (Scandinavia, Austria, Germany
                                               Sweden, Denmark,         and Switzerland); SCHWARZ PHARMA
                                               Finland (Atmos(R)).      (Italy, France, Benelux countries
                                               Approved in: Norway      and certain Eastern European
                                               (Atmos), Switzerland,    countries); WYETH-AYERST (Mexico,
                                               Germany, Australia and   Central and South America);
                                               certain countries in     SAMYANG (So. Korea)
                                               Central and South
                                               America.
---------------------------- ----------------- ------------------------ -----------------------------------
ESTRADIOL                    Female HRT        Launched in U.S.         PROCTER & GAMBLE (Worldwide,
(Transdermal TheraDerm-MTX)  Osteoporosis      (Alora(TM)).  Approved   except in certain Asian
                                               in Canada and the U.K.   countries); SAMYANG (So. Korea)
---------------------------- ----------------- ------------------------ -----------------------------------
FACE LIFT(TM) (Dernal        Cosmetic          Supplied through         UNIVERSITY MEDICAL (Worldwide)
Vitamin C Anti-Wrinkle       Wrinkle           Natrapac, a
Patch(TM))                   Reduction         wholly-owned
                                               subsidiary of
                                               TheraTech. Launched
                                               in U.S.
---------------------------- ----------------- ------------------------ -----------------------------------
NITROGLYCERIN                Angina Pectoris   Launched in:  France,    LAVIPHARM (Worldwide, except
(Transdermal TheraDerm-MTX)                    Greece, Holland and      So. Korea); SUB DISTRIBUTORS:
                                               Italy.                   LAVIPHARM/SYNTHELABO (Greece);
                                               ANDA filed in U.S.       WYETH-LEDERLE (Belgium);
                                               sNDS filed in Canada     NOVARTIS and KNOLL (Italy);
                                                                        RHONE-POULENC RORER CANADA
                                                                        (Canada); SYNTHELABO (France,
                                                                        Spain, and Portugal); BRISTOL
                                                                        MYERS SQUIBB (Switzerland);
                                                                        LOREX SYNTHELABO (The
                                                                        Netherlands); SAMYANG (So.
                                                                        Korea)
---------------------------- ----------------- ------------------------ -----------------------------------
ESTRADIOL/PROGESTIN          Female HRT        Phase III                PROCTER & GAMBLE (Worldwide, except
(Transdermal TheraDerm-MTX)  Osteoporosis                               in certain Asian countries);
                                                                        SAMYANG (So. Korea)
---------------------------- ----------------- ------------------------ -----------------------------------
PROGESTIN                    Female HRT        Phase II                 Available Worldwide
(Transdermal TheraDerm-MTX)
---------------------------- ----------------- ------------------------ -----------------------------------
TESTOSTERONE                 Female HRT        Phase II                 PROCTER & GAMBLE (Worldwide,
(Transdermal TheraDerm-MTX)  Sexual                                     except in certain Asian
                             Dysfunction,                               countries); SAMYANG (So. Korea)
                             Osteoporosis
---------------------------- ----------------- ------------------------ -----------------------------------
TESTOSTERONE                 Cancer and HIV    Phase II                 THERATECH, INC.
(Transdermal TheraDerm-MTX)  Wasting
---------------------------- ----------------- ------------------------ -----------------------------------
OXYBUTYNIN                   Urinary Urge      Phase II                 MEIJI MILK (Asia);
(Transdermal TheraDerm-MTX)  Incontinence                               Meiji/Sankyo (Japan);
                                                                        Available in the remainder of
                                                                        the world
---------------------------- ----------------- ------------------------ -----------------------------------
NICOTINE (OTM Lozenge)       Smoking           Phase I/II               SMITHKLINE BEECHAM CONSUMER
                             Cessation                                  HEALTHCARE (Worldwide except
                                                                        in certain Asian countries)
---------------------------- ----------------- ------------------------ -----------------------------------
GLP-1  (OTM)                 Diabetes          Phase I                  Available Worldwide
---------------------------- ----------------- ------------------------ -----------------------------------
DESMOPRESSIN  (OTM)          Nocturnal         Phase I                  Available Worldwide
                             Enuresis
---------------------------- ----------------- ------------------------ -----------------------------------
ESTRADIOL/TESTOSTERONE       Female HRT        Phase I                  PROCTER & GAMBLE (Worldwide,
(Transdermal TheraDerm-MTX)  Sexual                                     except in certain Asian
                             Dysfunction                                countries)
                             Osteoporosis
---------------------------- ----------------- ------------------------ -----------------------------------
LILLY PEPTIDE 1  (OTM)       Undisclosed       Development              LILLY (Worldwide)
---------------------------- ----------------- ------------------------ -----------------------------------
BUSPIRONE                    Anxiety           Development              Available Worldwide
(Transdermal TheraDerm-MTX)
---------------------------- ----------------- ------------------------ -----------------------------------
ANALGESIC  (OTM)             Pain              Development              Available Worldwide
---------------------------- ----------------- ------------------------ -----------------------------------
CALCITONIN  (OTM)            Osteoporosis      Research                 Available Worldwide
---------------------------- ----------------- ------------------------ -----------------------------------
ADRIAMYCIN-LIGAND            Cancer            Research                 Available Worldwide
---------------------------- ----------------- ------------------------ -----------------------------------
LILLY PEPTIDE 2  (OTM)       Undisclosed       Research                 LILLY (Worldwide)
---------------------------- ----------------- ------------------------ -----------------------------------

(1) For an explanation of the various stages of development, see "Risk Factors - Government Regulation and Product Approvals." For international markets, a pharmaceutical company is subject to regulatory requirements, interactions and product approvals substantially the same as those in the United States. Although the clinical trials can be different than those conducted in the United States, the trials themselves are substantially the same as those in the United States and are commonly referred to in the industry as Phases I, II, and III.

  Testosterone Transdermal System for Male Hormone Replacement Therapy

        The Company independently developed a 2.5 mg LRS testosterone transdermal system for the treatment of male hypogonadism. For the vast majority of patients, two patches are applied to non-scrotal skin, providing testosterone and its active metabolites at levels closely matching those which result from natural testosterone production and metabolism in normal men.

        TheraTech completed the development and launch of a second dosage form testosterone transdermal system that delivers a nominal daily dose of five milligrams of testosterone from a single patch in a manner equivalent to the application of two 2.5 mg Androderm patches. A single 5 mg patch provides additional convenience over the two patch per day dosage. The sNDA for this product was cleared by the FDA in May 1997.

        Current competitive products include injectable synthetic hormones, oral androgens and a transdermal patch which is applied to the shaved scrotum. In addition, a non-scrotal testosterone product of a competitor has recently been cleared for marketing by the FDA and a sublingual testosterone product of a competitor was recently found unapprovable by the FDA. TheraTech believes that its systems offer significant advantages over competitive products in that the natural hormone is administered in a more physiological fashion from more patient friendly products, and are smaller in size than the competitor's non-scrotal patch.

        TheraTech has assigned United States, Canadian, Ireland and United Kingdom marketing rights to its 2.5 mg testosterone transdermal system to SmithKline Beecham. Under the agreement with SmithKline Beecham, TheraTech retains an option to co-promote the product in the United States under certain conditions. During 1997, TheraTech reacquired rights from SmithKline Beecham to Austria, Germany, Switzerland, Benelux countries, Greece, Italy, Australia and New Zealand, and also reacquired rights to France and French-speaking African countries from Laboratoires Fournier. Also during 1997, TheraTech assigned marketing rights to Schwarz Pharma for Italy, France, the Benelux countries, and certain countries in Eastern Europe. TheraTech assigned the Scandinavian marketing rights for the product to Astra AB ("Astra") in 1995, and in 1997 expanded Astra's rights to include Austria, Germany, and Switzerland. The Company also has distribution agreements to market this product with Compania Espanola De La Penicilina Y Antibioticos, S.L. ("CEPA") in Spain; Laborterapia - Produtos Farmaceuticos, S.A. ("Laborterapia") in Portugal; and Samyang Corporation ("Samyang") in South Korea. The Company has granted Wyeth-Ayerst International, Inc. ("Wyeth-Ayerst"), a division of American Home Products Corporation, exclusive testosterone patch marketing and distribution rights in Mexico, Central America and South America.

        TheraTech has granted marketing rights for the 5 mg patch to Astra, CEPA, Laborterapia, Schwarz Pharma, SmithKline Beeacham and Wyeth-Ayerst in their respective territories.

        The testosterone transdermal system for men was cleared for marketing under the trade name Androderm by the FDA and is currently marketed by SmithKline Beecham in the United States. The product is or will be marketed under the trade name Atmos(R) in Denmark, Finland, Norway, and Sweden; and Andropatch(TM) in Ireland and the United Kingdom. In addition, Samyang had received government approval to market the product under the trade name Androderm in South Korea and launched the product during 1997.

        Male hypogonadism results when the body cannot produce normal levels of testosterone. The consequences of testosterone deficiency include decreased libido, impotence, fatigue, depression, and muscle and bone loss. It is estimated that approximately one percent to five percent of men in the United States between the ages of 20 and 65 suffer from hypogonadism, including approximately 200,000 men afflicted by Klinefelter's syndrome (a genetic condition in which men have an extra female chromosome). In such cases, testosterone replacement therapy may have a beneficial impact. Furthermore, it is now recognized that natural testosterone production can be dramatically reduced with age in men, of which it is estimated that 20 percent or more of men over age 65 are hypogonadal. The effects of testosterone replacement in hypogonadal, elderly men have not been systematically evaluated. Additionally, men with certain disease states, such as HIV, type II diabetes and cancer, may also be hypogonadal.

  Female Hormone Replacement Therapy

        The Company is developing a number of transdermal products for female Hormone Replacement Therapy ("HRT"). These include an estradiol patch, an estradiol/progestin combination patch, a progestin patch, a female testosterone patch and an estradiol/testosterone combination patch. TheraTech has a development and marketing agreement with Procter & Gamble Pharmaceutical, Inc. ("Procter & Gamble") which previously provided worldwide rights (excluding Asia) for its estradiol patch and estradiol/progestin combination patch. In late 1997, the agreement with Procter & Gamble was expanded to include estradiol and estradial/progestin products for certain Asian countries and further expanded to include the female testosterone and estradial/testosterone patches worldwide excluding certain Asian countries. The Company also has an agreement with Samyang to market the estradiol patch and estradiol/progestin combination patch in South Korea.

        TheraTech submitted an New Drug Application ("NDA") on its MTX estradiol patch in December 1995, and received FDA clearance in December 1996 under the trade name Alora. This was TheraTech's second product approval in two years, both occurring within one year of their initial submission. Alora has also received regulatory approval in Canada and the United Kingdom. The commercial launch of Alora occurred in the United States during May 1997 by Procter & Gamble. The Alora patch is available in three dosage strengths: 0.05; 0.075; and
0.1 milligrams per day.

        In collaboration with Procter & Gamble, the Company also initiated United States Phase III clinical trials for its MTX estradiol/progestin combination patch in 1996. These studies are evaluating multiple dosing levels and regimes with the combination patch. The estradiol and estradiol/progestin combination products are being developed for the treatment of menopausal symptoms and other conditions associated with estrogen deficiency, including osteoporosis. Menopause is a condition associated with aging in which women no longer produce steroid hormones at the physiological levels which were present in their younger years. Menopause can also result from surgical intervention, such as oophorectomy. It is now accepted that bone loss is associated with menopause, which can lead to osteoporosis, a debilitating condition contributing to more than one million bone fractures each year in the United States. Estrogen replacement therapy can effectively treat menopausal symptoms, as well as reduce bone loss with beneficial effects on the prevention of osteoporosis. It is estimated that there are more than 90 million menopausal or postmenopausal women in the United States and Europe, and this number is anticipated to increase during the next decade. In 1996, worldwide sales for female hormone replacement therapy products exceeded $2.3 billion.

        The current market for estrogen in the United States is dominated by oral products which require significantly larger doses of estrogen to produce the desired effects relative to transdermal estradiol administration. Further, unopposed estrogen administration can lead to pre-cancerous uterine conditions in many women unless counterbalanced by the co-administration of a progestin. As with estrogen replacement, progestin therapy is currently dominated by oral products which require higher levels of progestin hormones. Transdermal female hormone replacement patch development is an active field with several companies developing estradiol patches and estradiol/progestin combination patches. In the United States, three other estradiol matrix patches offered by competitors of the Company have also received FDA approval. The Company believes that its products may provide improved performance and better skin toleration than competitive transdermal estradiol products.

        An exciting new product in the female HRT area is a MTX transdermal patch that delivers testosterone to women. Although women produce only about one twentieth the amount of testosterone produced by men, it is believed to have an important role in the normal hormonal balance of healthy women. The potential consequences of testosterone deficiency in women, including loss of libido and muscle and bone deterioration, are becoming more recognized by the medical community, offering TheraTech new opportunities in the female HRT market. The issuance in October 1995 of a United States patent on this transdermal technology solidified TheraTech's leadership position in this rapidly evolving area.

        TheraTech has conducted Phase II clinical trials for two separate indications on its female testosterone patch. The first study was conducted at the Massachusetts General Hospital, to evaluate the effects of the patch on wasting in HIV infected women who are testosterone deficient. This trial was completed in 1997, with results showing an increase in body mass at physiological dosing with testosterone. The second study evaluates the effects of low testosterone levels on sexual function, mood and quality of life in women who have had their ovaries removed. The effects of testosterone replacement on bone turnover markers will also be evaluated. The latter study is being conducted at several medical centers in the United States, and is anticipated to be completed by the end of 1998.

  Nitroglycerin Transdermal System for the Treatment of Angina

        TheraTech has developed an enhanced transdermal nitroglycerin patch for the treatment of angina, a painful attack due to insufficient oxygen in the muscles of the heart. TheraTech's system utilizes proprietary enhancer technology allowing equivalent dose administration from smaller patches than the currently marketed originator products. Utilizing a TheraDerm-MTX patch design, this product was developed as a generic bioequivalent product against Ciba Geigy's (now Novartis AG) ("Novartis") Transderm-Nitro(R) product and in 1993 an ANDA was submitted to the FDA. The FDA has listed both Schering Plough's Nitro-Dur(R) and Novartis' Transderm-Nitro(R) as suitable reference standard products for bioequivalence comparisons; allowing generic substitution of TheraTech's product against Transderm-Nitro pending final ANDA approval. In Europe, marketing applications based on TheraTech's bioequivalency study against the Transderm-Nitro product were submitted and approved in several countries and TheraTech's product is being marketed by Lavipharm S.A. ("Lavipharm") and its distributors in France, Greece, Holland and Italy.

        TheraTech entered into development and license agreements with Lavipharm, a privately-held European company with sales of approximately $200 million in 1997, pursuant to which TheraTech has received development payments and is receiving royalties in exchange for granting Lavipharm exclusive worldwide (excluding South Korea) marketing rights for this product. Lavipharm has licensed the product to various distributors for sales in Europe and Canada. TheraTech retains exclusive manufacturing rights for the United States, but has granted exclusive manufacturing rights to Lavipharm with respect to the rest of the world, except South Korea. TheraTech has entered into a technical license agreement with Samyang pursuant to which TheraTech will receive certain license fees and royalties in exchange for granting Samyang the exclusive right to manufacture and market the product in South Korea.

        Approximately four million people in the United States suffer from angina. Nitrate therapy is a leading method of treatment of angina. Total United States annual sales of nitroglycerin patches at the manufacturer's level are approximately $250 million, and worldwide annual sales of nitroglycerin patches are approximately $500 million.

  Oral and OTM Drug Delivery

        The Company continues to make significant progress in the oral controlled release and OTM drug delivery areas. TheraTech has a small scale, solid dosage form pilot plant for the development and manufacturing of oral controlled release tablets, self adherent OTM systems and long acting lozenges, in accordance with current Good Manufacturing Practice ("cGMP"). This facility is being used to support clinical supplies manufacturing and is capable of biobatch production runs.

        The Company made particular progress in the transmucosal delivery of macromolecules. Such drugs include peptide and carbohydrate based compounds which are the focus of many biotechnology based drug discovery programs within the industry. Such compounds are inherently difficult to administer using conventional drug delivery technologies and typically must be administered by injection.

        A major technological milestone was reached with a successful clinical feasibility study using TheraTech's proprietary OTM system for peptide delivery. In this study, TheraTech's proprietary OTM system administered pharmacologically active amounts of GLP-1, which works primarily by stimulating the release of insulin while inhibiting gastric emptying, thus lowering blood glucose. The ability of GLP-1 to stimulate insulin secretion is accomplished in a blood glucose-dependent fashion with minimal effects when blood glucose levels are normal or low. GLP-1 may, thereby, offer an inherent safety advantage over conventional drugs for the treatment of Type-II diabetes.

        TheraTech's successful GLP-1 clinical trials demonstrate the viability of the Company's proprietary OTM technology for the non-invasive administration of peptide drugs. Most peptide drugs cannot be administered orally because of their susceptibility to enzymatic digestion in the gastrointestinal tract and their large molecular size. GLP-1, for example, is a 30 amino acid peptide with a molecular weight of approximately 3,300.

        TheraTech is in discussions with several pharmaceutical companies regarding the development of peptides using OTM technology. The first development agreement in this area was signed in January 1997 with Lilly. This agreement encompasses a multiple-product development and marketing collaboration program. The products under this agreement will utilize the OTM technology for the delivery of several Lilly peptide drugs, primarily in the endocrine area. Within Lilly's development program, these peptide drugs are at various stages of preclinical and clinical development. The first Lilly peptide drug incorporating OTM tablet technology is currently in development at TheraTech.

  Pfizer New Chemical Entity Transdermal Products

        TheraTech has had a broad, long-standing agreement with Pfizer, that was recently renewed, to evaluate and develop transdermal patches for selected new chemical entities under development at Pfizer. Under this agreement, TheraTech is screening a selected number of compounds and developing prototype patches for clinical studies on those compounds satisfying transdermal drug delivery requirements. Based on Phase I results, further development activities would be subsequently negotiated.

  Nicotine Products for Smoking Cessation

        Although TheraTech is developing a nicotine transdermal patch for smoking cessation therapy for Lavipharm, the Company and Lavipharm are not currently allocating substantial resources to this product. TheraTech has licensed the nicotine transdermal patch to Samyang, who is actively developing the product for South Korea. Additionally, the Company developed a nicotine lozenge for smoking cessation and initiated Phase I clinical trials on this product, and subsequently licensed this OTM nicotine product to SmithKline Beecham Consumer Healthcare in early 1998.

  Anti-Wrinkle Patch

        Natrapac, Inc., TheraTech's wholly-owned consumer products subsidiary, in late 1997 granted a worldwide marketing license for an anti-wrinkle dermal patch to University Medical Products, USA, Inc. ("University Medical"). University Medical launched this product in the United States in January 1998. This product, marketed under the trade name Face Lift(TM) - Vitamin C Anti-Wrinkle Patch(TM), is a cosmetic product containing anti-oxidants for treatment of fine wrinkles around the eyes and mouth and uses TheraTech's MTX technology.

RISK FACTORS

        The statements contained in this Report on Form 10-K that are not purely historical are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward looking statements involve various risks and uncertainties. Forward looking statements contained in this Report include statements regarding the Company's future product development and commercialization, market opportunities and acceptance, United States and foreign regulatory approval, expectations, goals, product sales and other revenues, financial performance, strategies, mission and intentions for the future. Such forward looking statements are included under Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this Report are made as of the date hereof, based on information available to TheraTech as of such date, and the Company assumes no obligation to update any forward looking statement. It is important to note that such statements may not prove to be accurate and that the Company's actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially from the Company's expectations are those described below and elsewhere in this Report. These factors also affect the Company's earnings and stock price. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

  Early Stage of the Company and its Products; Technological Uncertainty

        TheraTech was founded in January 1985 and its revenues to date have consisted principally of research fees, licensing fees, milestone payments and other payments from other entities under collaborative research and other agreements, as well as and more recently revenues from sales of TheraTech's products. These include the testosterone product in the United States and Europe, the estradial patch in the United States and royalties from Lavipharm for sales of the nitroglycerin product in Europe. During the year ended December 31, 1997, revenue from product sales accounted for approximately 39 percent of the Company's total revenues, with a majority of the product sales coming from SmithKline Beecham and Procter & Gamble. The loss of either of these customers would have a material adverse result on the Company's business, financial condition and results of operations. To achieve significant revenues and profitable operations on a continuing basis, the Company and its partners must successfully develop, manufacture, and license or market additional products. The Company's four marketed products are at an early stage of commercialization and many of the Company's drug delivery products and technologies are at various stages of research and development. The time necessary to achieve market success for any individual product is long and uncertain. No assurance can be given that the Company's product development efforts will be successfully completed, that required regulatory approvals can be obtained, that products under development can be manufactured at acceptable cost and with appropriate quality or that any approved products can be successfully licensed or marketed. In addition, there can be no assurance that the drug development and marketing efforts of TheraTech or its partners will be successful.

  Competition

        Competition for the development of drug delivery products is intense and expected to increase. TheraTech's competitors include Alza Corporation, Cygnus Therapeutic Systems, Elan Corporation ("Elan"), Ethical Pharmaceuticals, Ltd., Inhale Therapeutic Systems, Novartis, Noven Pharmaceuticals Inc, Schering Plough, 3-M Pharmaceuticals and others. Some of these companies have substantially greater financial resources and larger research and development staffs than TheraTech, as well as substantially greater experience in developing products, in obtaining regulatory approvals and in manufacturing and marketing pharmaceutical products. Competition with these companies involves not only product development, but also acquisition of products and technologies from universities and other research institutions. TheraTech also competes with pharmaceutical companies, universities and other institutions in the development of products, technologies and processes that are, or in the future may be, the basis for competitive products. There can be no assurance that the Company will successfully develop technologies and products that are more effective or affordable than those being developed by its competitors. In addition, one or more of the Company's competitors may achieve product commercialization or obtain patent protection earlier than TheraTech. Competitive products have either been approved or are being developed for most of TheraTech's products. The first pharmaceutical product to reach the market in a therapeutic area often has a significant competitive advantage relative to later entrants to the market.

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

  Manufacturing and Supply

        TheraTech transdermal patches are manufactured using several proprietary materials and production technologies developed by TheraTech in conjunction with equipment and material suppliers. TheraTech has a 63,000 square foot multi-product cGMP commercial manufacturing facility. When fully equipped, this facility will be capable of producing up to approximately 140 million LRS patches and 100 million MTX patches annually. The LRS and MTX portions of the facility have been validated and have undergone Pre-Approval Inspections ("PAI") by the FDA. TheraTech believes it has sufficient capacity to support the initial United States and worldwide marketing of its approved transdermal products. Further product growth may require TheraTech to expand this facility or obtain a second manufacturing facility. The Company has installed the equipment necessary for current LRS and MTX production capability and plans to install additional production equipment to attain full capacity. Currently, the facility is producing the required commercial quantities of testosterone transdermal systems, estradiol transdermal systems and anti-wrinkle dermal patches for distribution.

        In addition, TheraTech has two pilot production facilities which continue to supply TheraTech's transdermal patch developmental requirements and are capable of producing biobatch lots. TheraTech also manufactures its OTM, lozenge and controlled release oral dosage forms for development purposes in its separate solid dosage form pilot manufacturing facility under cGMP practices. TheraTech performs quality control testing in-house for each aspect of the manufacturing process, from raw material studies to final product characterization. There can be no assurance, however, that the Company will not encounter manufacturing difficulties with respect to its existing and future products that could have a material adverse effect on the Company's business, financial condition or results of operations.

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

        Collaborative partners are generally responsible for marketing and distribution activities. Product sales forecasts provided by collaborative partners are used by TheraTech for production scheduling. Significant changes in sales forecasts may cause substantial changes in the Company's production and future product sales. TheraTech's product sales are subject to many variables, including: the collaborative partners' ability to identify the market; market acceptance of the product; inventory levels held in the distribution network and marketing efforts by collaborative partners. As a result, TheraTech's production, and the resulting product sales, are dependent upon the collaborative partners marketing and sales efforts. There can be no assurance with respect to the market acceptance of the Company's products or the anticipated sales growth of such products.

        Certain of TheraTech's products may be directed toward markets and indications whose potential has not been fully developed. New products and technologies could expand the size of a market due to the limitations of existing therapies. This may require extensive education of physicians and potential new patients. Physicians may require assistance in understanding the benefits of these new products and overcoming objections to long-standing ideas on treatments. Patients may not be aware of their symptoms, or that the symptoms they are experiencing are signs of a medical condition that now has treatments available. As a result, the growth of product sales may be significantly dependent upon this educational process.

        TheraTech generally has retained manufacturing rights and intends to manufacture most of its products under development, but may also choose to license certain manufacturing rights, as appropriate. TheraTech is also developing several products independently. Initially, the Company intended to license most of these independently developed products for sale through pharmaceutical companies. However, TheraTech's long-term objective is to market some of its independently developed products through an internal marketing and sales force. The Company will initially focus on selected market segments expected to provide optimum return on the sale of its products. In the event significant sales of products are not achieved or sustained, whether through marketing partners or the Company's own sales efforts, the Company's business, financial condition and results of operations would be materially adversely affected.

  Patents and Proprietary Technology

        TheraTech's policy is to file patent applications in appropriate situations to protect and preserve, for its own use, technology, inventions and improvements that it considers important to the development of its business. The Company seeks patent protection for its proprietary technologies and products as it believes is appropriate in the United States, Canada, Australia, key European and Asian countries and other countries. The Company also relies on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

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

        TheraTech currently holds 31 issued and allowed United States patents and an additional 19 pending United States patent applications. Corresponding patents or applications have been issued or filed in Canada, Australia and key European and Asian countries, including Japan. These international filings are in various stages of prosecution, some having been issued as patents, with others being allowed or pending. TheraTech currently is not aware of any claims of infringement against its products or technologies, except its nicotine TheraDerm-MTX system may infringe patents issued to Elan and other companies. In late 1997, the Company obtained a sublicense to certain patents issued to the University of Southern California to avoid any potential infringement of its estradial/testosterone patch. There can be no assurance that claims will not be made against TheraTech or that TheraTech will not be precluded from marketing certain of its products in the United States or elsewhere.

        In addition to the sublicense described above, TheraTech may in the future be required to obtain licenses to patents or other proprietary rights of others. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If TheraTech does not obtain such licenses, it could encounter delays in product market introductions while it attempts to design around such patents, or could find that the development, manufacture or sale of products requiring such licenses could be foreclosed. In addition, the Company could experience a loss of revenue, as well as incur substantial costs, in defending itself and potentially indemnifying its partners in suits involving such patents or proprietary rights. Further, there can be no assurance that any patent obtained or licensed by TheraTech will be held valid and enforceable if asserted by TheraTech against another party.

        TheraTech generally requires each of its employees, consultants and advisors to execute a confidentiality and assignment of proprietary rights agreement upon the commencement of employment or consulting relationship with the Company. The agreements generally provide that all inventions, ideas, discoveries, improvements, and copyrightable material made or conceived by the individual arising out of the employment or consulting relationship and all confidential information developed or made known to the individual during the term of the relationship shall be the exclusive property of the Company. This information shall be kept confidential and not disclosed to third parties except in specified circumstances. The confidentiality agreements generally also contain a covenant not to compete for twelve months and a prohibition against disclosure of confidential information for a period of five years after termination of the relationship. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's proprietary information in the event of unauthorized use or disclosure of such information.

  Government Regulation and Product Approvals

        The production and marketing of the Company's products and its research and development activities are subject to regulation by numerous governmental authorities in the United States and other countries. In the United States, pharmaceutical products are subject to the Federal Food, Drug & Cosmetic Act, the Public Health Services Act, and other federal statutes and regulations. These regulations and statutes influence the testing, manufacture, labeling, storage, record keeping, advertising, promotion and approval of such pharmaceutical products. Failure to comply with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, refusal by the government to approve marketing of the product and criminal prosecution.

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

        The FDA approval process for a new pharmaceutical product includes: (i) preclinical laboratory and animal studies to enable FDA approval of an Investigational New Drug ("IND") application; (ii) initial IND clinical studies to define safety and dose parameters; (iii) well-controlled IND clinical trials to demonstrate product efficacy and safety in the target population ("pivotal trials"); and, (iv) submission and FDA approval of an NDA. Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. Human clinical trials are typically conducted in three sequential phases with some amount of overlap allowed. Phase I trials normally consist of testing the product in a small number of volunteers for safety and pharmacokinetic parameters using single and multiple dosing regimens. In Phase II, continued safety and initial efficacy of the product is evaluated in a somewhat larger patient population for dose ranging. Phase III trials typically involve additional testing for safety and clinical efficacy using multiple dosage regimens in an expanded patient population at multiple clinical testing centers. A clinical plan (or "protocol"), accompanied by the approval of the institution participating in the trials, must be submitted to the FDA prior to commencement of each clinical trial. The FDA may order the temporary or permanent discontinuation of clinical trials at any time.

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

        The facilities of each pharmaceutical manufacturer must be registered with and approved by the FDA. Continued registration requires compliance with cGMP regulations. Manufacturers must also be registered with the Drug Enforcement Administration ("DEA") and similar state and local regulatory authorities if they handle controlled substances, and with the Environmental Protection Agency ("EPA") and similar state and local regulatory authorities to insure efficient emissions and control is maintained. Certain drugs used in products being developed by the Company are controlled substances and are subject to regulation by the DEA and state and local authorities. Each of these organizations conduct periodic establishment inspections to confirm continued compliance with its regulations. Failure to comply with any of these regulations could result in fines, interruption of production and criminal prosecution.

        For international markets, a pharmaceutical company is subject to regulatory requirements, interactions and product approvals substantially the same as those in the United States. Although the technical details are different, the trials are substantially the same as the Phase I, II and III trial definitions in the United States regulations. For most of the Company's development agreements, the collaborative partner is responsible for regulatory interactions. However, the Company is responsible for part, or all, of the regulatory interactions on its independently developed products and some of its collaborative products. The time and cost required to obtain these international market approvals may be more or less than that required for FDA approval.

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

  Product Liability Exposure; Limited Insurance

        The Company's business exposes it to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of therapeutic products. Product liability insurance for the pharmaceutical industry generally is expensive, to the extent it is available at all. TheraTech has product liability insurance, however, there can be no assurance that it will be able to maintain such insurance on acceptable terms, that the Company will be able to secure increased coverage as the commercialization of its products increase or that the insurance will provide adequate protection against potential liabilities. A successful claim brought against the Company in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations.

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

EMPLOYEES

        As of February 28, 1998, TheraTech had 237 full time and 3 part-time employees, of whom 29 hold Ph.D., Pharm.D. and/or M.D. degrees and 43 hold master's degrees. Of the total number, 147 employees were engaged in research and development activities, 60 employees were in manufacturing, and 33 employees were in finance and administration.

        TheraTech's management team is composed of pharmaceutical industry specialists, including individuals with experience ranging from project conception and design to regulatory approval process and commercial production.

ITEM 2. PROPERTIES

        TheraTech's executive and principal facilities are located in Salt Lake City, Utah. These facilities include approximately 76,000 square feet of research and development, pilot manufacturing and packaging, and administrative space under one lease. The lease expires in May 1999 and has two, one year renewal options. TheraTech has also entered into a 40-year lease, with an option to renew for an additional ten years, on approximately seven acres of land located in the University of Utah Research Park for its commercial manufacturing facility. TheraTech also maintains approximately 3,000 square feet of leased space for business development and related purposes in Tokyo, Japan.

        Included in the Utah facilities, TheraTech currently has two pilot cGMP transdermal manufacturing facilities and one pilot cGMP manufacturing facility for oral products. These facilities utilize small scale production machines for product development and clinical production activities. In addition, the Company has installed similar machines, with modifications for higher throughput and increased manufacturing, in its substantially larger, multi-product transdermal manufacturing facility also located in Salt Lake City, Utah. This 63,000 square foot building is owned by TheraTech and has been approved by the FDA for the commercial production of Androderm and Alora. The manufacturing facility has also been approved by the United Kingdom Medicines Control Agency for the production of Andropatch and Alora.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not a party to any litigation, other than legal and arbitration proceedings which are believed to be ordinary or routine litigation incidental to its business. There can be no assurance that the Company's pending or future legal proceedings will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.


                                               PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        TheraTech's common stock is traded on the Nasdaq National Market under the Symbol: THRT. The quarterly high and low sales prices for the calendar years 1996 and 1997 as reported are shown below:

                1996:                      HIGH            LOW
                                           ----            ---
                   First Quarter          $16.83           $10.42
                   Second Quarter          16.33            12.00
                   Third Quarter           14.00             8.38
                   Fourth Quarter          13.63             9.38

                1997:                      HIGH            LOW
                                           ----            ---
                   First Quarter          $14.75            $9.50
                   Second Quarter          12.25             7.50
                   Third Quarter           12.13             9.69
                   Fourth Quarter          12.13             7.00


        As of December 31, 1997, there were approximately 243 stockholders of record and approximately 5,100 beneficial owners of TheraTech stock. TheraTech has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        The information required by this item is included under "Selected Consolidated Financial Data" in the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is included in the "Financial Section" in the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference. Such information is listed under Item 14(a)1 of Part IV of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is included under "Election of Directors," "The Board of Directors and Committees," "Executive Officers" and "Other Matters" in the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is included under "Executive Compensation" in the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is included under "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements and Report of Independent Auditors.

         The following financial statements of the Company and Report of Independent Auditors are contained in the Company's 1997 Annual Report to Stockholders and are incorporated by reference in Item 8 of Part II of this Report on Form 10-K:

                  Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

                  Consolidated Balance Sheets as of December 31, 1997 and 1996

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

                  Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

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

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 1997.

(c)      See Item 14(a)3 above.

(d)      See Item 14(a)2 above.

                                INDEX TO EXHIBITS
                                  (ITEM 14(C))


NUMBER                               EXHIBITS

3.1      Restated Certificate of Incorporation of the Company. (1)

3.2      Amended Bylaws of the Company. (1)

3.3 Certificate of Amendment to Restated Certificate of Incorporation of the Company. (2)

4.1      Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2      Specimen Common Stock Certificate of the Company. (3)

10.18*   TheraTech, Inc. Amended and Restated 1992 Employees' Stock Option Plan.
         (4)

10.19*   TheraTech, Inc. Amended and Restated 1992 Directors' Stock Option Plan.

10.27*   TheraTech, Inc. Deferred Compensation Plan.

13.1     Certain portions of the TheraTech, Inc. 1997 Annual Report to
         Stockholders, which portions are incorporated by reference into Part II of this Report on Form 10-K.

21.1     Subsidiaries of the Company. (2)

23.1     Consent of Independent Auditors, Ernst & Young LLP.

27.1     Financial Data Schedule for the year ended December 31, 1997.

27.2     Restated Financial Data Schedule for the year ended December 31, 1996.


-----------------

(1) Incorporated by reference to identically numbered Exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 33-55122), which became effective on December 17, 1992.

(2) Incorporated by reference to identically numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(3) Incorporated by reference to identically numbered Exhibit to the Company's Registration Statement of Form S-1 (Commission File No. 33-46155), which became effective on March 13, 1992.

(4) Incorporated by reference to the exhibit filed with the Company's Proxy Statement filed in connection with its 1996 Annual Meeting of Stockholders.

*          Management contracts or compensatory plans or arrangements.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Salt Lake City, State of Utah, on the 30th day of March 1998.

                                        TheraTech, Inc.

                                        By: DINESH C. PATEL
                                            ------------------------------------
                                            Dinesh C. Patel, Ph.D.
                                            Chairman of the Board, President
                                            and Chief Executive Officer


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

              SIGNATURE                                 TITLE                                            DATE
              ---------                                 -----                                            ----


DINESH C. PATEL                          Chairman of the Board, President and                       March 30, 1998
---------------------------------        Chief Executive Officer (Principal Executive Officer)
Dinesh C. Patel, Ph.D.



ALEXANDER L. SEARL                       Senior Vice President and Chief Financial Officer          March 30, 1998
---------------------------------        (Principal Financial and Accounting Officer)
Alexander L. Searl



WILLIAM I. HIGUCHI                       Director                                                   March 30, 1998
---------------------------------
William I. Higuchi, Ph.D.



GARY L. CROCKER                          Director                                                   March 30, 1998
---------------------------------
Gary L. Crocker



JAY J. PISIK                             Director                                                   March 30, 1998
---------------------------------
Jay J. Pisik



JAMES T. O'BRIEN                         Director                                                   March 30, 1998
---------------------------------
James T. O'Brien



BOYD J. POULSEN                          Director                                                   March 30, 1998
---------------------------------
Boyd J. Poulsen, Ph.D.



ROBERT K. DEVEER                         Director                                                   March 30, 1998
---------------------------------
Robert K. deVeer, Jr.


                                INDEX TO EXHIBITS


NUMBER                               EXHIBITS

3.1      Restated Certificate of Incorporation of the Company. (1)

3.2      Amended Bylaws of the Company. (1)

3.3 Certificate of Amendment to Restated Certificate of Incorporation of the Company. (2)

4.1      Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2      Specimen Common Stock Certificate of the Company. (3)

10.18*   TheraTech, Inc. Amended and Restated 1992 Employees' Stock Option Plan.
         (4)

10.19*   TheraTech, Inc. Amended and Restated 1992 Directors' Stock Option Plan.

10.27*   TheraTech, Inc. Deferred Compensation Plan.

13.1     Certain portions of the TheraTech, Inc. 1997 Annual Report to
         Stockholders, which portions are incorporated by reference into Part II of this Report on Form 10-K.

21.1     Subsidiaries of the Company. (2)

23.1     Consent of Independent Auditors, Ernst & Young LLP.

27.1     Financial Data Schedule for the year ended December 31, 1997.

27.2     Restated Financial Data Schedule for the year ended December 31, 1996.

-----------------

(1) Incorporated by reference to identically numbered Exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 33-55122), which became effective on December 17, 1992.

(2) Incorporated by reference to identically numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(3) Incorporated by reference to identically numbered Exhibit to the Company's Registration Statement of Form S-1 (Commission File No. 33-46155), which became effective on March 13, 1992.

(4) Incorporated by reference to the exhibit filed with the Company's Proxy Statement filed in connection with its 1996 Annual Meeting of Stockholders.

  *      Management contracts or compensatory plans or arrangements.