Form 10-Q
period 1998-03-31
THERATECH INC /DE/
filed 1998-05-15
CIK 885015

                                 THERATECH, INC.

                                 --------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1998


                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

                             [X] YES        [ ] NO


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of APRIL 30, 1998:

         CLASSES OF COMMON STOCK             NUMBER OF SHARES OUTSTANDING
         -----------------------             ----------------------------
      Common Stock, $0.01 par value                    21,187,828

                                THERATECH, INC.

                               -----------------

                               INDEX TO FORM 10-Q



                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                                       Page
                                                                                                   ----
        Condensed Consolidated Statements of Operations  --
        Three months ended March 31, 1998 and 1997 ................................................ 3

        Condensed Consolidated Balance Sheets  --
        March 31, 1998 and December 31, 1997 ...................................................... 4

        Condensed Consolidated Statements of Cash Flows  --
        Three months ended March 31, 1998 and 1997 ................................................ 5

        Notes to Condensed Consolidated Financial Statements ...................................... 6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ............................................. 8

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

Item 6. Exhibits and Reports on Form 8-K ......................................................... 13

                                 THERATECH, INC.

                                -----------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                    -----------------------------
                                                       1998               1997
                                                    -----------       -----------
                                                    (UNAUDITED)        (UNAUDITED)
Revenues:
    Research, development and licensing
       revenue under collaborative agreements       $ 5,673,009       $ 5,559,487
    Product sales                                     4,790,970         2,904,135
    Interest and other                                  399,760           373,221
                                                    -----------       -----------
       Total revenues                                10,863,739         8,836,843
Costs and expenses:
    Research and development                          5,015,054         4,435,033
    Cost of products sold                             3,057,961         2,152,549
    General and administrative                        1,510,514         1,226,085
    Interest and other                                  196,165           236,330
                                                    -----------       -----------
       Total costs and expenses                       9,779,694         8,049,997
                                                    -----------       -----------
Net income                                          $ 1,084,045       $   786,846
                                                    ===========       ===========
Net income per share - basic                        $      0.05       $      0.04
                                                    ===========       ===========
Net income per share - diluted                      $      0.05       $      0.04
                                                    ===========       ===========


                             See accompanying notes.

                                     THERATECH, INC.
                                    -----------------
                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                         ASSETS

                                                                           MARCH 31,             DECEMBER 31,
                                                                             1998                 1997(1)
                                                                         ------------           ------------
                                                                          (UNAUDITED)
Current assets:
    Cash, cash equivalents and short-term investments (2)                $ 24,868,377           $ 24,377,413
    Contracts and accounts receivable                                       5,447,394              4,847,106
    Inventories                                                             2,771,997              2,830,270
    Prepaid expenses                                                          517,123                 66,095
                                                                         ------------           ------------
       Total current assets                                                33,604,891             32,120,884
Investments in long-term securities (2)                                     3,007,983              3,001,938
Plant and equipment:
    Plant                                                                  10,464,197              9,301,171
    Equipment                                                              15,640,237             15,039,772
    Leasehold improvements                                                    819,962                806,740
    Construction in progress                                                1,245,626              2,395,759
                                                                         ------------           ------------
                                                                           28,170,022             27,543,442
    Less accumulated depreciation and amortization                         (8,903,801)            (8,225,341)
                                                                         ------------           ------------
       Net plant and equipment                                             19,266,221             19,318,101
Other assets:
    Intangible assets, net                                                  7,167,597              7,115,879
    Other assets                                                              420,846                304,008
                                                                         ------------           ------------
       Total other assets                                                   7,588,443              7,419,887
                                                                         ------------           ------------
          Total assets                                                   $ 63,467,538           $ 61,860,810
                                                                         ============           ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                             $  3,803,108           $  3,459,427
    Current portion of notes payable and capital lease obligations          1,334,597              1,397,763
    Unearned revenue                                                        2,483,963              2,553,237
                                                                         ------------           ------------
       Total current liabilities                                            7,621,668              7,410,427

Notes payable and capital lease obligations, less current portion           6,961,940              7,260,935
Other liabilities                                                           3,420,000              3,420,000
Unearned revenue                                                              212,000                212,000

Commitments and contingencies

Stockholders' equity:
    Common stock                                                              211,550                210,193
    Additional paid-in capital                                             71,466,014             70,840,782
    Accumulated deficit                                                   (26,126,369)           (27,210,414)
    Cumulative translation adjustment                                        (299,265)              (283,113)
                                                                         ------------           ------------
       Total stockholders' equity                                          45,251,930             43,557,448
                                                                         ------------           ------------
          Total liabilities and stockholders' equity                     $ 63,467,538           $ 61,860,810
                                                                         ============           ============

                             See accompanying notes.

----------

(1)   Derived from audited financial statements.

(2) TheraTech's total cash position as of March 31, 1998 and December 31, 1997 was $27,876,360 and $27,379,351, respectively, which includes cash, cash equivalents, and short- and long-term investments.

                                 THERATECH, INC.

                                -----------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                           --------------------------------
                                                                               1998                1997
                                                                           ------------        ------------
                                                                            (UNAUDITED)         (UNAUDITED)
OPERATING ACTIVITIES:
Net income                                                                 $  1,084,045        $    786,846
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
    Depreciation and amortization                                               904,869             662,461
    Common stock issued for in-process technology                               333,000                  --
    Changes in operating assets and liabilities:
         Contracts and accounts receivable                                     (600,288)         (1,053,228)
         Inventories                                                             58,273            (908,212)
         Prepaid expenses                                                      (451,028)            (86,535)
         Accounts payable and accrued liabilities                               343,681             186,632
         Unearned revenue                                                       (69,274)            806,953
                                                                           ------------        ------------
Net cash provided by operating activities                                     1,603,278             394,917

INVESTING ACTIVITIES:
Decrease (increase) in investments                                            2,992,094          (2,783,150)
Purchase of plant and equipment                                                (713,104)           (446,104)
Purchase of intangible assets                                                  (191,603)           (106,652)
Other assets                                                                   (116,838)            670,765
                                                                           ------------        ------------
Net cash provided by (used in) investing activities                           1,970,549          (2,665,141)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                          293,589             254,683
Payment of notes payable and capital lease obligations                         (362,161)           (559,209)
                                                                           ------------        ------------
Net cash used in financing activities                                           (68,572)           (304,526)
Effect of exchange-rate changes on cash and cash equivalents                    (16,152)            (55,327)
                                                                           ------------        ------------
Net increase (decrease) in cash and cash equivalents                          3,489,103          (2,630,077)
Cash and cash equivalents at beginning of period                             14,979,465          19,116,991
                                                                           ------------        ------------
Cash and cash equivalents at end of period                                   18,468,568          16,486,914
Short-term investments                                                        6,399,809           6,881,366
                                                                           ------------        ------------
Cash, cash equivalents and short-term investments at end of period         $ 24,868,377        $ 23,368,280
                                                                           ============        ============


                             See accompanying notes.

                                 THERATECH, INC.

                                -----------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1998


FINANCIAL STATEMENTS

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of TheraTech, Inc. ("TheraTech" or the "Company") as of March 31, 1998 and the results of its operations and cash flows for the interim periods ended March 31, 1998 and 1997. The operating results for the interim periods are not necessarily indicative of the results for a full year. For further discussion of TheraTech's accounting policies, refer to the Company's audited financial statements for the year ended December 31, 1997.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of TheraTech and its wholly-owned subsidiaries Nippon TTI K.K. ("TheraTech Japan") and Natrapac, Inc. ("Natrapac"). All significant intercompany accounts and transactions have been eliminated.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the 1998 presentation. Licensing revenues, previously reported as a separate component of revenue, have been included with research and development revenues.

COMPREHENSIVE INCOME

As of January 1, 1998, TheraTech adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no material impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

During the first quarter of 1998 and 1997, total comprehensive income amounted to $1,067,893 and $731,519, respectively.

NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                                                    Three Months Ended March 31,
                                                                   ------------------------------
                                                                       1998               1997
                                                                   -----------        -----------
          Numerator:
              Net income -- Numerator for basic and diluted
                net income per share                               $ 1,084,045        $   786,846
                                                                   ===========        ===========

          Denominator:
              Denominator for basic net income per share -
                  weighted-average shares                           21,107,288         20,591,790
              Effect of dilutive securities:
                  Stock options                                        582,142          1,254,553
                                                                   -----------        -----------
              Denominator for diluted net income per
                share-adjusted weighted-average shares
                and assumed conversions                             21,689,430         21,846,343
                                                                   ===========        ===========
          Net income per share - basic                             $      0.05        $      0.04
                                                                   ===========        ===========
          Net income per share - diluted                           $      0.05        $      0.04
                                                                   ===========        ===========

                                 THERATECH, INC.

                                -----------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1998
                                   (Continued)


INVENTORIES

At March 31, 1998, inventories are stated at the lower of cost or market and consist of the following:

          Raw materials          $2,431,204
          Work in process           227,734
          Finished goods            113,059
                                 ----------
                                 $2,771,997
                                 ==========

REVENUES

The Company has entered into various collaborative research and development, product licensing and marketing agreements with certain pharmaceutical companies ("Collaborative Partners"). These agreements provide for TheraTech to receive payments in various forms, which can include licensing fees and other payments upon execution of an agreement, milestone payments upon achievement of certain technical and regulatory goals, and periodic payments in the form of cost reimbursements for product development and clinical evaluation of a specified product, including a portion of general and administrative expenses. Research, development and licensing revenues are recognized as earned based on terms in the specific contracts. Milestone payments are included in revenues in the period in which the applicable milestone is achieved.

TheraTech has also entered into various product supply agreements to manufacture products for certain Collaborative Partners. These agreements include provisions for TheraTech to recognize product sales and unearned revenue at the time TheraTech ships product to the Collaborative Partner and/or at the time the Collaborative Partner ships product to its customers. Unearned revenue generally relates to advances on future product sales.

COMMITMENTS AND CONTINGENCIES

TheraTech entered into a purchase commitment with a commercial supplier for material used in its manufacturing process. Under this agreement, TheraTech was to purchase, at predetermined prices, fixed quantities over four years. Amounts paid to the supplier under the commitment were approximately $875,000 in 1995, $1,392,000 in 1996 and $2,516,000 in 1997. In 1998, TheraTech had the option of purchasing quantities of material totaling $1,750,032, or paying a fee of $800,000 to purchase no material. TheraTech exercised its option to purchase the material.

TheraTech has entered into a manufacturing and supply agreement with a commercial supplier to develop and manufacture certain material that is expected to be used in the manufacturing process. Under this agreement, TheraTech will pay approximately $300,000 per year for five years toward the development of the material. Payments made during each year will be credited against the purchase price for any developed material purchased in that year by TheraTech at predetermined prices. Either party can terminate the agreement with not less than two years prior written notice.

In the ordinary course of business, various suits and claims are filed by and against TheraTech. In the past, TheraTech's liability claims have not been significant. The Company is not a party to any litigation, other than legal and arbitration proceedings which are believed to be ordinary or routine litigation incidental to its business.

                                 THERATECH, INC.

                                -----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Since its inception in January 1985, TheraTech has devoted substantially all of its resources to drug delivery research and development programs. TheraTech develops advanced, controlled release pharmaceutical and other products which deliver drugs locally and into the bloodstream through the skin, oral cavity, lungs, gastrointestinal tract, and by other means. TheraTech's product development activities have been conducted independently or pursuant to collaborative research and development agreements generally with pharmaceutical companies ("Collaborative Partners"). For independently developed products, TheraTech has entered into licensing, marketing and distribution agreements generally with pharmaceutical companies to market TheraTech manufactured products, or has transferred the technology to other companies. TheraTech continues to devote substantial resources to the development of drug delivery technologies and product development programs.

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

To date, four research and development programs have resulted in commercialized products. Two of these products are in the area of hormone replacement therapy ("HRT") and include: (i) the Androderm(R) testosterone transdermal system for men in two dosage forms; and (ii) the Alora(R) estradiol transdermal system for woman in three dosage forms. TheraTech's other two products include an anti-wrinkle dermal patch and a nitroglycerin transdermal patch. The commercialized products, including the applicable active drug, technology, indication, marketing status, partners and territories are summarized in the following table (the products shown below may have different brand names in countries other than the United States):

                                 THERATECH, INC.

                                -----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


      PRODUCT           TARGETED      MARKETING AND APPROVAL               PARTNERS AND
    DESCRIPTION        INDICATION             STATUS                       TERRITORIES
    -----------        ----------             ------                       -----------
ANDRODERM(R)         Male            Launched in: U.S.,        SMITHKLINE BEECHAM (U.S., Canada,
2.5 and 5mg/day      Hypogonadism    U.K., Ireland, Denmark,   Ireland and U.K.); CEPA (Spain);
(Testosterone -                      Finland, Sweden and So.   LABORTERAPIA (Portugal); ASTRA
Transdermal Liquid                   Korea.                    (Scandinavia, Austria, Germany
Reservoir System                                               and Switzerland); SCHWARZ PHARMA
("LRS")                              Approved in: certain      (Italy, France, Benelux countries
                                     European countries,       and certain Eastern European
                                     Australia and certain     countries); WYETH-AYERST (Mexico,
                                     countries in Central      Central and South America);
                                     and South America.        SAMYANG (So. Korea)

ALORA(R)             Female HRT      Launched in U.S.          PROCTER & GAMBLE (Worldwide,
 .05, .075 and        Osteoporosis    Approved in Canada and    except in certain Asian
 .1mg/day                             the U.K.                  countries); SAMYANG (So. Korea)
(Estradiol -
Transdermal Matrix
("MTX")

FACE LIFT(TM)        Wrinkle         Launched in U.S.          UNIVERSITY MEDICAL (Worldwide)
(Cosmetic -MTX       Reduction
Patch)

NITROGLYCERIN        Angina          Launched in: France,      LAVIPHARM (Worldwide, except
 .2, .4 and .6mg/hr   Pectoris        Greece, Holland and       So. Korea); SUB DISTRIBUTORS:
(Transdermal MTX)                    Italy.                    LAVIPHARM/SYNTHELABO (Greece);
                                                               WYETH-LEDERLE (Belgium);
                                                               NOVARTIS and KNOLL (Italy);
                                                               SYNTHELABO (France, Spain, and
                                                               Portugal); BRISTOL MYERS
                                                               SQUIBB (Switzerland); LOREX
                                                               SYNTHELABO (The Netherlands);
                                                               SAMYANG (So. Korea)


TheraTech has received marketing clearances from the United States Food and Drug Administration ("FDA") for the Androderm product and the Alora product, the Company's first two commercial products approved in the United States. Both marketing clearances were received within one year of their respective New Drug Application ("NDA") submissions. The FDA also cleared for marketing the Androderm 5mg product within six months of filing its supplemental New Drug Application ("sNDA"). The nitroglycerin product has been approved in certain European countries under various trade names through the efforts of TheraTech's marketing partners. The anti-wrinkle dermal patch does not require FDA clearance or similar regulatory approval in foreign countries.

TheraTech was responsible for filing with the FDA the Alora NDA, the Androderm 2.5mg NDA and the Androderm 5mg sNDA in the United States. In all other countries, TheraTech's partners are responsible for filing and obtaining applicable regulatory approvals to market these products. The ability to market and the timing of a product launch in the various countries is dependent, among other things, upon obtaining the necessary regulatory approvals.

The Company's anti-wrinkle cosmetic product is being supplied through Natrapac, Inc., TheraTech's wholly-owned consumer products subsidiary. Natrapac has granted a worldwide marketing license for its anti-wrinkle dermal patch to University Medical Products, USA, Inc. ("University Medical"). University Medical launched this product in the United States in January 1998. This product, marketed under the trade name Face Lift(TM) - Vitamin C Anti-Wrinkle Patch(TM), is a cosmetic product containing anti-oxidants for treatment of fine wrinkles around the eyes and mouth and uses TheraTech's MTX technology.

To date, the Company's product sales, operating results and assets associated with operations outside the United States have not been a significant portion of the Company's consolidated business. For the three months ended March 31, 1998, and for each of the years ended December 31, 1997, 1996 and 1995, less than 10 percent of the Company's total revenues, including product sales, licensing fees, and research and development revenue, were attributable to export sales and other revenues derived from foreign sources.

                                 THERATECH, INC.

                                -----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the 1998 presentation. Licensing revenues, previously reported as a separate component of revenue, have been included with research and development revenues.

RESULTS OF OPERATIONS

For the three months ended March 31, 1998, TheraTech had net income of $1,084,000, equal to $0.05 per share. This compares to net income of $787,000 or $0.04 per share during the three months ended March 31, 1997. The Company had total revenues of $10,864,000 for the three months ended March 31, 1997 compared to $8,837,000 for the respective period in 1997.

RESEARCH, DEVELOPMENT AND LICENSING REVENUES were $5,673,000 and $5,560,000 for the three months ended March 31, 1998 and 1997, respectively. During the 1998 quarter, TheraTech entered into an agreement with SmithKline Beecham Consumer Healthcare to develop and market TheraTech's proprietary oral nicotine technology. The first product to be developed will be a nicotine lozenge for smoking cessation. TheraTech also entered into a license and development agreement with Palatin Technologies, Inc. ("Palatin") to develop oral transmucosal ("OTM") delivery systems for several peptide products. The first product to be developed will be PT-14, Palatin's investigational peptide for treatment of erectile dysfunction.

During the 1998 quarter, TheraTech earned revenues for: (i) Phase III product development activity cost reimbursements on the estradiol/progestin combination product for Procter & Gamble Pharmaceuticals, Inc. ("Procter & Gamble"); (ii) preclinical research and development activities on the nicotine lozenge under collaboration with SmithKline Beecham Consumer Healthcare, which included a milestone payment and cost reimbursements; (iii) a licensing fee upon entering into the agreement with Palatin; (iv) a licensing milestone under the Astra AB new territory licensing agreement; (v) Phase II clinical and development activities on the female testosterone transdermal product with Procter and Gamble; and (vi) other development programs with Collaborative Partners.

During the 1997 quarter, TheraTech earned revenues for: (i) estradiol commercialization activities performed for Procter & Gamble, which included a milestone payment and cost reimbursements; (ii) preclinical research and development activities on the OTM delivery technology under the multi-product collaboration with Eli Lilly and Company ("Lilly"), signed in January 1997, which also included a milestone payment and cost reimbursements; (iii) Phase III product development activities on the estradiol/progestin combination product for Procter & Gamble; (iv) development activities on the 5mg testosterone product for SmithKline Beecham and Wyeth-Ayerst; and (v) other collaborative research and development activities.

PRODUCT SALES were $4,791,000 and $2,904,000 for the three months ended March 31, 1998 and 1997, respectively. During the 1998 quarter, TheraTech began shipping initial supplies of the new "toned" Androderm product and initial supplies of the anti-wrinkle patch. Revenues during the quarter also resulted from shipments of Alora. For the quarter ended March 31, 1997, product sales consisted primarily of initial shipments of Alora to Procter & Gamble in preparation of product launch, along with revenues from sales of TheraTech's testosterone transdermal systems.

INTEREST AND OTHER REVENUES were $400,000 and $373,000 for the three months ended March 31, 1998 and 1997, respectively, and consisted primarily of interest income of $378,000 and $318,000, respectively. Interest income during the 1998 quarter increased from the 1997 quarter due to higher average yields on higher average balances in cash, cash equivalents and investments. Other revenues in the 1998 quarter consisted primarily of a gain on the sale of an asset and a refund of insurance premiums from a prior year, while the 1997 quarter consisted primarily of intermediate materials sold to Collaborative Partners.

                                 THERATECH, INC.

                                -----------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


RESEARCH AND DEVELOPMENT EXPENSES for the three months ended March 31, 1998 and 1997 were $5,015,000 and $4,435,000, respectively. Research and development programs during the 1998 period included the following: (i) continuing Phase III product development activities on the estradiol/progestin combination product;
(ii) Phase II clinical trials and development activities continuing on the female testosterone transdermal product; (iii) preclinical research and development activities on the OTM drug delivery technology, including the Lilly peptide; (iv) continuing support of the Alora product, including activities necessary to obtain foreign regulatory approval; (v) development activities for oxybutynin Phase II trials in the United States and development activities to support the initiation of Meiji Milk Products Co. ("Meiji") oxybutynin Phase II trials in Japan; (vi) initiation of preclinical trials with an OTM analgesic (fentanyl) tablet to treat breakthrough cancer pain; (vii) research on a cell targeted drug delivery program using drug conjugates to kill targeted cancer cells without killing healthy cells; and (viii) various other collaboratively and independently developed products and technologies. The increase in research and development expenses resulted primarily from the completion of a milestone event involving the dry powder inhaler technology, and the license of material to be developed and used in the manufacturing process.

Research and development programs during the 1997 period included the following:
(i) estradiol/progestin combination product development activities, including certain Phase III clinical costs; (ii) continuing estradiol development activities necessary for foreign regulatory approval, along with stability studies and clinical costs associated with the program; (iii) testosterone 5mg development and commercialization activities; (iv) Phase II clinical and development activities for the female testosterone transdermal product; (v) Phase I development activities for the Meiji's oxybutynin product; (vi) Phase I development activities for the nicotine oral lozenge product; and (vii) OTM technology along with various other collaboratively and independently developed products and technologies, including a payment for the acquisition of two inhalation drug delivery technologies.

COST OF PRODUCTS SOLD for the three months ended March 31, 1998 and 1997 were $3,058,000 and $2,153,000, respectively, which includes direct and indirect manufacturing costs attributable, in the 1998 period primarily to the production of Androderm and the anti-wrinkle patch, along with Alora, and in the 1997 period primarily to the production of Alora along with the testosterone transdermal products. Gross margin on products sold improved to 36.2 percent for the 1998 quarter, compared to 25.9 percent in the 1997 quarter. The improved gross margin resulted from the mix of products being produced and shipped, along with efficiencies realized from increased production volumes.

GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended March 31, 1998 and 1997 were $1,511,000 and $1,226,000, respectively. This increase is primarily due to the addition of a vice president of marketing and sales, increased business development activities, and the amortization of marketing rights costs.

INTEREST AND OTHER EXPENSES for the three months ended March 31, 1998 and 1997 were $196,000 and $236,000, respectively, and consisted primarily of interest expense, which reflects monthly payments of principal and interest toward notes payable and capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, TheraTech has funded its operations primarily through equity and debt financing, collaborative research and development agreements, product sales, licensing fees and other revenues. As of March 31, 1998 and December 31, 1997, TheraTech had cash, cash equivalents and investments totaling $27,876,000 and $27,379,000, respectively. This increase was primarily the result of cash provided by operating activities, partially offset with cash used in investing activities (when adjusted for the decrease in short-term investments) and financing activities as reflected in the Condensed Consolidated Statements of Cash Flows.

                                 THERATECH, INC.

                                -----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Net cash provided by operating activities for the three months ended March 31, 1998 was $1,603,000 compared to $395,000 for the three months ended March 31, 1997. Cash provided in the 1998 quarter was primarily a result of net income and non-cash adjustments for depreciation and amortization, and common stock issued for a milestone payment due on the purchase of in-process pulmonary technology, partially offset by increases in contracts and accounts receivables and prepaid expenses. Cash provided in the 1997 quarter was a result of net income, non-cash adjustments for depreciation and amortization, and an increase in unearned revenue, partially offset by increases in contracts and accounts receivable and inventories.

Net cash provided by operating activities in the current period is not necessarily indicative of future levels. As a result of changing levels of product sales and production costs, the amount and timing of milestone payments and licensing fees, and the timing of expenditures for new and existing product development programs, net income and accordingly the levels of net cash from operations will vary from period to period.

The Company's investing activities during the three months ended March 31, 1998 provided $1,971,000 compared to net cash used of $2,665,000 for the 1997 quarter. Cash provided in the 1998 quarter was primarily from the maturity and sales of short-term investments. Cash used in the 1997 quarter was primarily from the purchase of short-term investments. TheraTech evaluates its total cash position by including all its investments. If the net effect of cash used for the purchases and sales of investments were removed, investing activities would have used $1,022,000 in the 1998 quarter and would have provided $118,000 in the 1997 quarter. Cash used in the 1998 quarter reflects primarily the purchase of equipment and the costs to obtain patents. The Company also placed into service additional production space within its commercial manufacturing facility. Cash provided in the 1997 quarter reflects primarily the release of $750,000 previously restricted as part of a financing agreement covenant, partially offset by the purchase of equipment.

Cash used in investing activities is generally a function of capital expenditures. The Company's future capital expenditure requirements will depend upon numerous factors, including the progress of research and development activities, the resources that the Company devotes to the independent development of products and technologies, and the need for additional manufacturing plant and equipment due to the demand for its other products, if and when approved.

Net cash used in financing activities for the three months ended March 31, 1998 and 1997 was $69,000 and $305,000, respectively. Cash used in both the 1998 and 1997 quarters was primarily for payments on notes payable and capital lease obligations partially offset by proceeds from the issuance of stock in both the employee stock purchase plan and the employee stock option plan. In April 1998, TheraTech paid $5,244,000 to retire the note payable which financed its commercial manufacturing facility. Based upon current expectations of operations and capital expenditures for 1998, the Company anticipates that its available cash, cash equivalents and investments plus anticipated revenues from collaborative agreements, product licensing and sales, interest income and bank financing should be sufficient to fund its current capital requirements and operating activities.

                                 THERATECH, INC.

                                -----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


RISK FACTORS AFFECTING EARNINGS AND STOCK PRICE

The statements contained in this Report on SEC Form 10-Q that are not purely historical are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward looking statements involve various risks and uncertainties. Forward looking statements contained in this Report include statements regarding the Company's future product development and commercialization, product regulatory approval, operating cash flow and the Company's liquidity for the future. Such forward looking statements are included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this Report are made as of the date hereof, based on information available to TheraTech as of such date, and TheraTech assumes no obligation to update any forward looking statement. It is important to note that such statements may not prove to be accurate, and that the Company's actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially are those described under the heading "Risk Factors" and elsewhere in the Company's Report on Form 10-K including, without limitation, the following: the need to continually develop and commercialize new products; the expensive, time consuming and uncertain FDA and foreign government approval processes; dependence on third-party marketing efforts; uncertainty regarding TheraTech's product development, commercialization opportunities and market acceptance; competitive and technological factors such as new product or technology introductions by rival manufacturers and price pressures; dependence on sole source suppliers; limited history of large-scale manufacturing of newly approved products; and exposure to product liability and infringement suits.


                           PART II - OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

        On February 4, 1998, TheraTech issued 38,961 shares of its Common Stock to Innovative Devices, LLC ("IDL") in connection with the completion of a milestone event involving the dry powder inhaler. The issuance was made pursuant to a technology purchase agreement entered into between TheraTech and IDL (the "IDL Agreement"). Pursuant to the IDL Agreement, the shares were contemporaneously transferred to the three owners of IDL. The stock was issued on the basis of $8.55 per share, the then applicable fair market value of the Common Stock as determined under the IDL Agreement. The sale was exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof. There was no underwriter involved in the foregoing transaction.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

        27.1    Financial Data Schedule for the three months ended March 31,
                1998.

        27.2 Restated Financial Data Schedule for the three months ended March 31, 1997.

(b)     No reports were filed on Form 8-K during the quarter.

                                 THERATECH, INC.

                                -----------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         THERATECH, INC.
                                      ----------------------------------------
                                         (Registrant)





Date:  May 13, 1998               By:    DINESH C. PATEL
                                      ----------------------------------------
                                         Dinesh C. Patel, Ph.D.
                                         Chairman, President and
                                         Chief Executive Officer




Date:  May 13, 1998               By:    ALEXANDER L. SEARL
                                      ----------------------------------------
                                         Alexander L. Searl
                                         Senior Vice President and
                                         Chief Financial Officer