Form 10-Q
period 1998-06-30
THERATECH INC /DE/
filed 1998-08-14
CIK 885015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1998
                               -------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  0-20063
                       ------------


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


                    417 WAKARA WAY, SALT LAKE CTY, UTAH 84108
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

                                 [X] Yes [ ] No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of JULY 31, 1998
                                                                  -------------

        CLASSES OF COMMON STOCK                 NUMBER OF SHARES OUTSTANDING
    -----------------------------               ----------------------------
    Common Stock, $0.01 par value                         21,285,637

                                 THERATECH, INC.

                                 --------------

                               INDEX TO FORM 10-Q



                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements                                                                       Page
                                                                                                   ----
        Condensed Consolidated Statements of Operations  --
        Three months ended June 30, 1998 and 1997, and six months ended June 30, 1998 and 1997..... 3

        Condensed Consolidated Balance Sheets  --
        June 30, 1998 and December 31, 1997 ....................................................... 4

        Condensed Consolidated Statements of Cash Flows  --
        Six months ended June 30, 1998 and 1997 ................................................... 5

        Notes to Condensed Consolidated Financial Statements ...................................... 6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ............................................. 8

Item 3. Quantitative and Qualitative Disclosure about Market Risk
        Not applicable


                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders....................................... 15

Item 6. Exhibits and Reports on Form 8-K ......................................................... 15

                                 THERATECH, INC.
                                -----------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                  JUNE 30,                                 JUNE 30,
                                                    ----------------------------------        ----------------------------------
                                                        1998                 1997                 1998                  1997
                                                    -------------        -------------        -------------        -------------
                                                     (UNAUDITED)          (UNAUDITED)           (UNAUDITED)         (UNAUDITED)
Revenues:
      Research, development and licensing
           revenue under collaborative agreements   $   6,292,253        $   5,152,211        $  11,965,262        $  10,711,698
      Product sales                                     4,506,665            3,672,664            9,297,635            6,576,799
      Interest and other                                  323,645              377,623              723,405              750,844
                                                    -------------        -------------        -------------        -------------
           Total revenues                              11,122,563            9,202,498           21,986,302           18,039,341
Costs and expenses:
      Research and development                          4,388,855            3,630,365            9,403,909            8,065,398
      Cost of products sold                             3,167,965            2,657,633            6,225,926            4,810,182
      General and administrative                        2,030,072            1,335,134            3,540,586            2,561,219
      Interest and other                                  100,083              257,957              296,248              494,287
                                                    -------------        -------------        -------------        -------------
           Total costs and expenses                     9,686,975            7,881,089           19,466,669           15,931,086
                                                    -------------        -------------        -------------        -------------
Net income                                          $   1,435,588        $   1,321,409        $   2,519,633        $   2,108,255
                                                    =============        =============        =============        =============
Net income per share - basic                        $        0.07        $        0.06        $        0.12        $        0.10
                                                    =============        =============        =============        =============
Net income per share - diluted                      $        0.07        $        0.06        $        0.12        $        0.10
                                                    =============        =============        =============        =============


                             See accompanying notes.

                                 THERATECH, INC.
                                -----------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                 JUNE 30,            DECEMBER 31,
                                                                                  1998                  1997(1)
                                                                              -------------          -------------
                                                                               (UNAUDITED)
Current assets:
      Cash, cash equivalents and short-term investments(2)                    $  21,360,013          $  24,377,413
      Contracts and accounts receivable                                           5,470,463              4,847,106
      Inventories                                                                 2,151,111              2,830,270
      Prepaid expenses                                                              394,461                 66,095
                                                                              -------------          -------------
           Total current assets                                                  29,376,048             32,120,884
Investments in long-term securities(2)                                            2,005,908              3,001,938
Plant and equipment:
      Plant                                                                      10,464,197              9,301,171
      Equipment                                                                  15,890,954             15,039,772
      Leasehold improvements                                                        834,896                806,740
      Construction in progress                                                    1,264,325              2,395,759
                                                                              -------------          -------------
                                                                                 28,454,372             27,543,442
      Less accumulated depreciation and amortization                             (9,656,622)            (8,225,341)
                                                                              -------------          -------------
           Net plant and equipment                                               18,797,750             19,318,101
Other assets:
      Intangible assets, net                                                      7,112,209              7,115,879
      Other assets                                                                  417,065                304,008
                                                                              -------------          -------------
           Total other assets                                                     7,529,274              7,419,887
                                                                              -------------          -------------
             Total assets                                                     $  57,708,980          $  61,860,810
                                                                              =============          =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued liabilities                                $   3,167,893          $   3,459,427
      Current portion of notes payable and capital lease obligations                993,586              1,397,763
      Unearned revenue                                                            1,720,692              2,553,237
                                                                              -------------          -------------
           Total current liabilities                                              5,882,171              7,410,427

Notes payable and capital lease obligations, less current portion                 1,772,718              7,260,935
Other liabilities                                                                 3,040,000              3,420,000
Unearned revenue                                                                    212,000                212,000

Commitments and contingencies

Stockholders' equity:
      Common stock                                                                  212,311                210,193
      Additional paid-in capital                                                 71,595,718             70,840,782
      Accumulated deficit                                                       (24,690,781)           (27,210,414)
      Cumulative translation adjustment                                            (315,157)              (283,113)
                                                                              -------------          -------------
           Total stockholders' equity                                            46,802,091             43,557,448
                                                                              -------------          -------------
             Total liabilities and stockholders' equity                       $  57,708,980          $  61,860,810
                                                                              =============          =============


                             See accompanying notes.


-------------

(1)     Derived from audited financial statements.

(2) TheraTech's total cash position as of June 30, 1998 and December 31, 1997 was $23,365,921 and $27,379,351, respectively, which includes cash, cash equivalents, and short- and long-term investments.

                                 THERATECH, INC.
                                -----------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                ------------------------------------
                                                                                    1998                    1997
                                                                                -------------          -------------
                                                                                 (UNAUDITED)           (UNAUDITED)
OPERATING ACTIVITIES:
Net income                                                                      $   2,519,633          $   2,108,255
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
      Depreciation and amortization                                                 1,777,140              1,370,914
      Common stock issued for in-process technology                                   333,000
      Changes in operating assets and liabilities:
           Contracts and accounts receivable                                         (623,357)              (684,435)
           Inventories                                                                679,159               (602,577)
           Prepaid expenses                                                          (328,366)                13,823
           Accounts payable, accrued liabilities and other liabilities               (671,534)               (60,376)
           Unearned revenue                                                          (832,545)               676,621
                                                                                -------------          -------------
Net cash provided by operating activities                                           2,853,130              2,822,225

INVESTING ACTIVITIES:
Decrease (increase) in investments                                                  2,992,239             (2,786,967)
Purchases of plant and equipment                                                   (1,007,342)              (976,286)
Purchases of intangible assets                                                       (245,777)              (178,802)
Changes in other assets                                                              (113,057)               672,586
                                                                                -------------          -------------
Net cash provided by (used in) investing activities                                 1,626,063             (3,269,469)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                424,054                527,221
Payments of notes payable and capital lease obligations                            (5,892,394)            (1,057,582)
                                                                                -------------          -------------
Net cash used in financing activities                                              (5,468,340)              (530,361)
Effect of exchange-rate changes on cash and cash equivalents                          (32,044)                23,768
                                                                                -------------          -------------
Net decrease in cash and cash equivalents                                          (1,021,191)              (953,837)
Cash and cash equivalents at beginning of period                                   14,979,465             19,116,991
                                                                                -------------          -------------
Cash and cash equivalents at end of period                                         13,958,274             18,163,154
Short-term investments                                                              7,401,739              6,885,118
                                                                                -------------          -------------
Cash, cash equivalents and short-term investments at end of period              $  21,360,013          $  25,048,272
                                                                                =============          =============


                             See accompanying notes.

                                 THERATECH, INC.

                                 --------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1998


FINANCIAL STATEMENTS

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of TheraTech, Inc. ("TheraTech" or the "Company") as of June 30, 1998 and the results of its operations and cash flows for the interim periods ended June 30, 1998 and 1997. The operating results for the interim periods are not necessarily indicative of the results for a full year. For further discussion of TheraTech's accounting policies, refer to the Company's audited financial statements for the year ended December 31, 1997.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of TheraTech and its wholly-owned subsidiaries Nippon TTI K.K. ("TheraTech Japan") and Natrapac, Inc. ("Natrapac"). All significant intercompany accounts and transactions have been eliminated.

COMPREHENSIVE INCOME

As of January 1, 1998, TheraTech adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of Statement 130 had no material impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

During the three months ended June 30, 1998 and 1997, total comprehensive income amounted to $1,419,696 and $1,400,504, respectively. During the six months ended June 30, 1998 and 1997, total comprehensive income amounted to $2,487,589 and $2,132,023, respectively.

NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:


                                                        Three Months Ended June 30,              Six Months Ended June 30,
                                                   ----------------------------------        ----------------------------------
                                                       1998                  1997                 1998                 1997
                                                   -------------        -------------        -------------        -------------
Numerator:
   Net income -- Numerator for
      basic and diluted net income per
      share                                        $   1,435,588        $   1,321,409        $   2,519,633        $   2,108,255
                                                   =============        =============        =============        =============

Denominator:
   Denominator for basic net
      income per share - weighted-average
      shares                                          21,191,116           20,647,453           21,148,380           20,620,693
   Effect of dilutive securities:
      Stock options                                      540,450              988,385              561,296            1,121,469
                                                   -------------        -------------        -------------        -------------
   Denominator for diluted net
      income per share - adjusted
      weighted-average
      shares and assumed
      conversions                                     21,731,566           21,635,838           21,709,676           21,742,162
                                                   =============        =============        =============        =============
Net income per share - basic                       $        0.07        $        0.06        $        0.12        $        0.10
                                                   =============        =============        =============        =============
Net income per share - diluted                     $        0.07        $        0.06        $        0.12        $        0.10
                                                   =============        =============        =============        =============

                                 THERATECH, INC.

                                 --------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1998
                                   (Continued)

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the 1998 presentation. Licensing revenues, previously reported as a separate component of revenue, have been included with research and development revenues.

INVENTORIES

At June 30, 1998, inventories are stated at the lower of cost or market and consist of the following:


Raw materials     $1,913,074
Work in process      219,842
Finished goods        18,195
                  ----------
                  $2,151,111
                  ==========


REVENUES

The Company has entered into various collaborative research and development, product licensing and marketing agreements with certain pharmaceutical and other companies ("Collaborative Partners"). These agreements provide for TheraTech to receive payments in various forms which can include: (i) licensing fees and other payments upon execution of an agreement; (ii) milestone payments upon achievement of certain technical and regulatory goals; and (iii) periodic cost reimbursements, which costs include a portion of general and administrative expenses, for product development and clinical evaluation. Research, development and licensing revenues are recognized as earned based on terms in the specific contracts. Milestone payments are included in revenues during the period in which the applicable milestone is achieved.

TheraTech has also entered into various supply agreements to manufacture products for certain Collaborative Partners. These agreements include provisions for TheraTech to recognize product sales and unearned revenue at the time TheraTech ships product to the Collaborative Partner and/or at the time the Collaborative Partner ships product to its customers. Unearned revenue generally relates to advances on future product sales.

COMMITMENTS AND CONTINGENCIES

TheraTech entered into a purchase commitment with a commercial supplier for material used in TheraTech's manufacturing process. Under this commitment, TheraTech was to purchase, at predetermined prices, fixed quantities of material over four years. Amounts paid to the supplier under the commitment were approximately $875,000 in 1995, $1,392,000 in 1996 and $2,516,000 in 1997. In
1998, TheraTech had the option of purchasing quantities of material totaling $1,750,000, or paying a fee of $800,000 to purchase no material. TheraTech has exercised its option and plans to purchase the material during 1998.

TheraTech has entered into a manufacturing and supply agreement with a commercial supplier to develop and manufacture certain material that is expected to be used in TheraTech's manufacturing process. Under this agreement, TheraTech will pay approximately $300,000 per year for five years toward the development of the material. Payments made during each year will be credited against the purchase price for any developed material purchased in that year by TheraTech at predetermined prices. Either party can terminate the agreement with not less than two years prior written notice.

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

                                 THERATECH, INC.

                                 --------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Since its inception in January 1985, TheraTech has devoted substantially all of its resources to drug delivery research and development programs. TheraTech develops advanced, controlled release pharmaceutical and other products which deliver drugs locally and into the bloodstream through the skin, oral cavity, lungs, gastrointestinal tract, and by other means. TheraTech's product development activities have been conducted independently or pursuant to collaborative research and development agreements generally with pharmaceutical companies. For independently developed products, TheraTech has entered into licensing, marketing and distribution agreements with pharmaceutical and other companies to market TheraTech manufactured products, or has transferred the technology to other companies. TheraTech continues to devote substantial resources to the development of drug delivery technologies and product development programs.

The Company has entered into various product development, licensing, marketing, manufacturing and supply agreements with Collaborative Partners. Product development and licensing agreements generally provide for TheraTech to receive payments in various forms including: (i) licensing fees and other payments upon the execution of an agreement; (ii) milestone payments upon achievement of certain technical and regulatory goals; and (iii) periodic cost reimbursements, which costs include a portion of general and administrative expenses, for product development and clinical evaluation.

Manufacturing and supply agreements provide for TheraTech to manufacture and transfer products to Collaborative Partners, which allows TheraTech to earn product sales revenues in a variety of ways. In general, product sales represent sales to TheraTech's marketing partners for resale purposes or contract payments. Product sales may be recognized based on one or a combination of the following: (i) TheraTech's fully burdened manufacturing cost; (ii) a fixed or variable manufacturing profit; (iii) a royalty on the partners' product sales; and/or (iv) a transfer of product where the price is based on a percentage of the marketing partners' sales to their clients. Certain agreements also require the marketing partner to meet certain production volumes or pay TheraTech's fixed production costs. Accordingly, TheraTech's product sales do not necessarily reflect the existing or future market demand for such products.

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

To date, four research and development programs have resulted in commercialized products. Two of these products are in the area of hormone replacement therapy ("HRT") and include: (i) the Androderm(R) testosterone transdermal system for men in two dosage strengths; and (ii) the Alora(R) estradiol transdermal system for women in three dosage strengths. TheraTech's other two products include an anti-wrinkle dermal patch and a nitroglycerin transdermal patch. The commercialized products, including the applicable active drug, technology, indication, marketing status, partners and territories are summarized in the following table (the products shown below may have different brand names in countries other than the United States):

                                 THERATECH, INC.

                                 --------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


         PRODUCT           TARGETED      MARKETING AND APPROVAL               PARTNERS AND
       DESCRIPTION        INDICATION             STATUS                       TERRITORIES
   ------------------    ------------   -----------------------   ----------------------------------
   ANDRODERM(R)          Male           Launched in: U.S.,        SMITHKLINE BEECHAM (U.S., Canada,
   2.5 and 5 mg/day      Hypogonadism   U.K., Ireland, Denmark,   Ireland and U.K.); CEPA (Spain);
   (Testosterone -                      Finland, Germany,         LABORTERAPIA (Portugal); ASTRA
   Transdermal Liquid                   Sweden and                (Scandinavia, Austria, Germany
   Reservoir System                     So. Korea.                and Switzerland); SCHWARZ PHARMA
   ("LRS"))                             Approved in: certain      (Italy, France, Benelux countries
                                        European countries,       and certain Eastern European
                                        Australia and certain     countries); WYETH-AYERST (Mexico,
                                        countries in Central      Central and South America);
                                        and South America.        SAMYANG (So. Korea)

   ALORA(R)              Female HRT     Launched in U.S.          PROCTER & GAMBLE (Worldwide,
   .05, .075 and         Osteoporosis   Approved in Canada and    except in certain Asian
   .1mg/day                             the U.K.                  countries);
   (Estradiol -                                                   SAMYANG (So. Korea)
   Transdermal Matrix
   ("MTX"))

   FACE LIFT(TM)         Wrinkle        Launched in U.S.          UNIVERSITY MEDICAL (Worldwide)
   (Cosmetic - MTX       Reduction
   Patch)

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


TheraTech has received marketing clearances from the United States Food and Drug Administration ("FDA") for the Androderm product and the Alora product, the Company's first two commercial products approved in the United States. Both marketing clearances were received within one year of their respective New Drug Application ("NDA") submissions. The FDA also cleared for marketing the Androderm 5 mg product within six months of filing its supplemental New Drug Application ("sNDA"). The nitroglycerin product has been approved in certain European countries under various trade names through the efforts of TheraTech's marketing partners. The anti-wrinkle dermal patch does not require FDA clearance or similar regulatory approval in foreign countries.

TheraTech was responsible for filing with the FDA the Alora NDA, the Androderm
2.5 mg NDA and the Androderm 5 mg sNDA in the United States. In all other countries, TheraTech's partners are responsible for filing and obtaining applicable regulatory approvals to market these products. The ability to market and the timing of a product launch in the various countries is dependent, among other things, upon obtaining the necessary regulatory approvals.

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

To date, the Company's product sales, operating results and assets associated with operations outside the United States have not been a significant portion of the Company's consolidated business. For the six months ended June 30, 1998, and for each of the years ended December 31, 1997, 1996 and 1995, less than 10 percent of the Company's total revenues, including product sales, licensing fees, and research and development revenue, were attributable to foreign operations.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 1998, TheraTech had net income of $1,436,000 equal to $0.07 per share. This compares to net income of $1,321,000, or $0.06 per share during the three months ended June 30, 1997. The Company had total revenues of $11,123,000 for the three months ended June 30, 1998 compared to $9,202,000 for the respective period in 1997.

For the six months ended June 30, 1998, TheraTech had net income of $2,520,000 or $0.12 per share. This compares to net income of $2,108,000, or $0.10 per share for the corresponding period in 1997. Total revenues year-to-date were $21,986,000 compared to $18,039,000 for the corresponding period in 1997.

RESEARCH, DEVELOPMENT AND LICENSING REVENUES were $6,292,000 and $5,152,000 for the three months ended June 30, 1998 and 1997, respectively. During the 1998 quarter, TheraTech entered into an agreement with Astra AB ("Astra") to use TheraTech's novel oral transmucosal ("OTM") delivery technology to develop a new pain medication. The product, which Astra plans to market worldwide, will contain an undisclosed, proprietary peptide under development by Astra and BioChem Pharma, of Montreal, Canada.

TheraTech earned revenues during the three months ended June 30, 1998 for: (i) achieving a milestone associated with Phase II clinical trials on the female testosterone transdermal product with Procter & Gamble Pharmaceuticals, Inc. ("Procter & Gamble"), and cost reimbursements for development activities on this product; (ii) Phase III clinical and development activities on the estradiol/progestin combination product for Procter & Gamble; (iii) product improvements and on-going stability studies on the Alora product with Procter & Gamble; (iv) preclinical research and development activities on the nicotine lozenge for SmithKline Beecham Consumer Healthcare; (v) OTM development activities on the new proprietary pain medication for Astra; and (vi) other development programs with Collaborative Partners.

For the six months ended June 30, 1998 and 1997, research and development revenues were $11,965,000 and $10,712,000, respectively. During the six months ended June 30, 1998, TheraTech earned revenues for: (i) Phase II clinical and development activities on the female testosterone transdermal product with Procter & Gamble, which included a milestone payment and cost reimbursements;
(ii) Phase III development activities on the estradiol/progestin combination product for Procter & Gamble; (iii) preclinical research and development activities on the nicotine lozenge product under collaboration with SmithKline Beecham Consumer Healthcare, which included a milestone payment and cost reimbursements; (iv) a licensing milestone under a new territory testosterone licensing agreement with Astra; (v) a licensing fee upon entering into an agreement with Palatin Technologies, Inc. to develop OTM delivery systems for several peptide products; (vi) preclinical research and development activities on the OTM delivery technology with Eli Lilly and Company ("Lilly"); and (vii) other development programs with Collaborative Partners. The milestone payment received from Procter & Gamble is the primary reason for the increase in research and development revenues in the 1998 periods.

During the six months ended June 30, 1997, TheraTech earned revenues from the following: (i) Phase III product development activities on the estradiol/progestin combination product for Procter & Gamble; (ii) preclinical research and development activities on the OTM delivery technology with Lilly under the multi-product agreement signed in January 1997, which also included a milestone payment and cost reimbursements; (iii) completing Phase III development activities, interactions with regulatory authorities and preparations for commercial launch of the estradiol product; (iv) development activities on the 5 mg testosterone product for SmithKline Beecham and Wyeth-Ayerst; and (v) other collaborative research, development and licensing activities.

                                 THERATECH, INC.

                                 --------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


PRODUCT SALES for the three months ended June 30, 1998 were $4,507,000 compared to $3,673,000 for the 1997 quarter. During the 1998 quarter, TheraTech shipped pre-launch quantities of the 2.5 mg Androderm to Astra for the commercial launch of this product in Germany, which occurred in early July 1998. Product sales in the quarter also included shipments of Androderm to SmithKline Beecham, shipments of the Face Lift anti-wrinkle product to University Medical; and sales of the nitroglycerin product in certain European countries reported by Lavipharm.

During the 1997 quarter, TheraTech continued shipping to Procter & Gamble initial supplies of Alora, which was launched in May 1997. Also in May 1997, TheraTech began shipping initial supplies of the new Androderm 5 mg product to SmithKline Beecham. Retail distribution and promotion to physicians of this product by SmithKline Beecham began in June 1997. TheraTech also recorded sales of the nitroglycerin product reported by Lavipharm.

Product sales for the six months ended June 30, 1998 were $9,298,000 compared to $6,577,000 during the corresponding period in 1997. Product sales in the 1998 period consisted primarily of Androderm, including initial supplies of the new "toned" patch and launch quantities of Androderm for the German market. Product sales also included the sale of Face Lift, Alora and nitroglycerin. In the 1997 period, product sales consisted primarily of the launch quantities of Alora, along with Androderm (which included the initial supplies of the 5 mg system) and nitroglycerin.

INTEREST AND OTHER REVENUES were $324,000 and $378,000 for the three months ended June 30, 1998 and 1997, respectively, and consisted primarily of interest income of $309,000 and $374,000, respectively. In April 1998, TheraTech paid $5,244,000 to retire the note payable which financed its commercial manufacturing facility. As a result of lower average balances in cash, cash equivalents and investments, interest income during the 1998 quarter decreased when compared to the 1997 quarter.

Interest and other revenues for the six months ended June 30, 1998 and 1997 were $723,000 and $751,000, respectively, and primarily consisted of interest income totaling $687,000 and $692,000, respectively. Other revenues in the 1998 period consisted primarily of a gain on the sale of an asset and a refund of insurance premiums from a prior year, while the 1997 period consisted primarily of intermediate materials sold to Collaborative Partners.

RESEARCH AND DEVELOPMENT EXPENSES for the three months ended June 30, 1998 and 1997 were $4,389,000 and $3,630,000, respectively. Research and development expenses for the six months ended June 30, 1998 and 1997 were $9,404,000 and $8,065,000, respectively.

In June 1998, reports on the results of three studies involving TheraTech's transdermal testosterone delivery systems were presented at The Endocrine Society's national conference. Dr. Norman Mazer, TheraTech's Vice President of Clinical Research, reported on a Phase I study that demonstrated the feasibility of using transdermal patches to restore testosterone levels to the normal range in surgically menopausal women. Dr. Steven K. Grinspoon, Assistant Professor of Medicine at Harvard Medical School and Massachusetts General Hospital, reported that in his Phase II study of the effects of transdermal testosterone replacement in the treatment of AIDS wasting in HIV positive women, the patches were well tolerated, and that a significant weight gain and overall improvement in several aspects of the patients' quality of life were observed. Dr. Shalender Bhasin, Professor of Medicine at UCLA and at the Charles R. Drew University of Medicine and Science, reported that his Phase II study utilizing Androderm(R) to restore testosterone to normal levels in HIV positive hypogonadal men demonstrated that testosterone replacement can be safely achieved in these patients and that on average the patients experienced a three pound weight gain in lean body mass, a decrease in body fat and an increase in red blood cells.

                                 THERATECH, INC.

                                 --------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Research and development activities conducted during the quarter ended June 30, 1998 were generally a continuation of on-going programs. Research and development programs during the 1998 period included the following: (i) Phase II clinical trials and development activities on the female testosterone transdermal product; (ii) Phase III product development activities on the estradiol/progestin combination product; (iii) preclinical research and development activities on the OTM drug delivery technology, including preclinical trials with a fentanyl tablet to treat breakthrough cancer pain and Lilly peptides; (iv) continuing support of the Alora product, including on-going stability studies and product improvements; (v) development activities for oxybutynin Phase II trials in the United States and development activities to support the initiation of Meiji Milk Products Co. ("Meiji") oxybutynin Phase II trials in Japan; (vi) research on a cell targeted drug delivery program using drug conjugates to kill targeted cancer cells without killing healthy cells; and
(vii) various other collaboratively and independently developed products and technologies. The increase in research and development expenses resulted primarily from commercial scale up activities on the estradiol/progestin combination product, the completion of a milestone event involving the dry powder inhaler technology, and a licensing agreement to develop and use a material in TheraTech's manufacturing process.

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

COST OF PRODUCTS SOLD for the three months ended June 30, 1998 were $3,168,000, compared to $2,658,000 for the 1997 quarter. Cost of products sold for the six months ended June 30, 1998 were $6,226,000, compared to $4,810,000 for the 1997 period. These include direct and indirect manufacturing costs attributable: (i) in the 1998 periods primarily to the production of Androderm, including initial supplies of the new "toned" patch and launch quantities for the German market, along with the production of Face Lift and Alora; and (ii) in the 1997 periods primarily to the launch quantities of Alora, along with Androderm which included the initial supplies of the 5 mg system. Gross margin on products sold improved to 30 percent for the 1998 quarter, compared to 28 percent in the 1997 quarter; and improved to 33 percent in the 1998 year-to-date period, compared to 27 percent in the corresponding 1997 period. The increase in gross margin, when compared with the 1997 periods, is primarily due to efficiencies realized from increased production volumes and the mix of products being produced and shipped. TheraTech anticipates fluctuations in its gross margin depending on the timing, mix and volume of products sold to Collaborative Partners.

GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended June 30, 1998 and 1997 were $2,030,000 and $1,335,000, respectively. For the six months ended June 30, 1998 and 1997, general and administrative expenses were $3,541,000 and $2,561,000, respectively. The increase in expenses, in both the quarter and year-to-date periods, is primarily due to legal fees associated with business development activities, the addition of a vice president of marketing and sales, and the amortization of marketing rights costs.

INTEREST AND OTHER EXPENSES for the three months ended June 30, 1998 and 1997 were $100,000 and $258,000, respectively, and consisted primarily of interest expense. In April 1998, TheraTech retired the note payable which financed its commercial manufacturing facility. As a result, interest expense in the current period decreased in comparison to the prior period. The Company incurred interest expense of $88,000 and $228,000 for the three months ended June 30, 1998 and 1997, respectively.

Interest and other expenses for the six months ended June 30, 1998 and 1997 were $296,000 and $494,000, respectively, which consisted primarily of interest expense totaling $283,000 and $464,000, respectively.

                                 THERATECH, INC.

                                 --------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, TheraTech has funded its operations primarily through equity and debt financing, collaborative research and development agreements, product sales, licensing fees and other revenues. As of June 30, 1998 and December 31, 1997, TheraTech had cash, cash equivalents and investments totaling $23,366,000 and $27,379,000, respectively. This decrease was primarily the result of cash used to retire the note payable which financed TheraTech's commercial manufacturing facility, along with cash used in investing activities (when adjusted for the decrease in short-term investments), partially offset with cash provided by operating activities as reflected in the Condensed Consolidated Statements of Cash Flows.

Net cash provided by operating activities for the six months ended June 30, 1998 was $2,853,000 compared to $2,822,000 for the six months ended June 30, 1997. Cash provided in the 1998 period was primarily a result of net income, a decrease in inventory and non-cash adjustments for depreciation and amortization, and common stock issued for a milestone payment due on the purchase of in-process pulmonary technology, partially offset by increases in contracts and accounts receivable and prepaid expenses, and decreases in accounts payable, accrued liabilities, other liabilities and unearned revenue.

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

The Company's investing activities during the six months ended June 30, 1998 provided $1,626,000 compared to net cash used of $3,269,000 for the 1997 period. Cash provided in the 1998 period was primarily from the maturity and sales of short-term investments. Cash used in the 1997 period was primarily for the purchase of short-term investments. TheraTech evaluates its total cash position by including all its investments. If the net effect of cash used for the purchase and sales of investments were removed, investing activities would have used $1,366,000 in the 1998 period and $483,000 in the 1997 period. Cash used in the 1998 period reflects primarily the purchase of equipment and the costs to obtain patents. The Company also placed into service additional production space within its commercial manufacturing facility. Cash used in the 1997 period reflects primarily the purchase of equipment and the costs to obtain patents, partially offset by the release of $750,000 previously restricted as part of a financing agreement covenant.

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

Net cash used in financing activities for the six months ended June 30, 1998 was $5,468,000 compared to $530,000 for the six months ended June 30, 1997. Cash used in the 1998 period primarily reflects the $5,244,000 payment to retire the note payable which financed TheraTech's commercial manufacturing facility. Cash used in the 1997 period was primarily for payments on notes payable and capital lease obligations. In both the 1998 and 1997 periods, cash payments were partially offset by proceeds from the issuance of stock in the employee stock purchase plan and the employee stock option plan. Based upon current expectations of operations and capital expenditures for 1998, the Company anticipates that its available cash, cash equivalents and investments plus anticipated revenues from collaborative agreements, product licensing and sales, interest income and bank financing should be sufficient to fund its current capital requirements and operating activities.

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

                                 THERATECH, INC.

                                 --------------

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on May 27, 1998, the stockholders elected as directors the following:


                            Name                 For         Withheld
                            ----                 ---         --------
                   Dinesh C. Patel, Ph.D.     17,675,199    1,245,728
                   Gary L. Crocker            17,686,630    1,234,297
                   Jay J. Pisik               17,682,154    1,238,773
                   James T. O'Brien           17,688,629    1,232,298
                   Boyd J. Poulsen, Ph.D.     17,685,080    1,235,847
                   Robert K. deVeer, Jr.      17,685,204    1,235,723
                   Charles D. Ebert, Ph.D.    17,686,580    1,234,347


In addition, the proposal to ratify and approve an amendment to the TheraTech, Inc. 1992 Amended and Restated Employees' Stock Option Plan, was passed by the stockholders (with 9,446,816 votes for, 5,565,451 votes against, 99,992 votes abstained and 3,808,668 broker non-votes).


At the same meeting, the stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for 1998 (with 18,484,193 votes for, 395,668 votes against, 41,066 votes abstained).

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

        27.1 Financial Data Schedule for the six months ended June 30, 1998.

        27.2 Restated Financial Data Schedule for the six months ended June 30, 1997.

(b) No reports were filed on Form 8-K during the quarter.

                                 THERATECH, INC.

                                 --------------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THERATECH, INC.
                                            (Registrant)





Date:  August 12, 1998                      By:    DINESH C. PATEL
                                                ------------------
                                                   Dinesh C. Patel, Ph.D.
                                                   Chairman, President and
                                                   Chief Executive Officer




Date:  August 12, 1998                      By:    ALEXANDER L. SEARL
                                                ---------------------
                                                   Alexander L. Searl
                                                   Senior Vice President and
                                                   Chief Financial Officer

                                 Exhibit Index


Exhibit
No.            Description
--------       -----------
27.1           Financial Data Schedule for the six months ended June 30, 1998.

27.2           Restated Financial Data Schedule for the six months ended June
               30, 1997.