Form 10-Q
period 1998-09-30
THERATECH INC /DE/
filed 1998-11-02
CIK 885015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  SEPTEMBER 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to  ______________

Commission File Number: 0-20063

                                 THERATECH, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               87-0420511
          --------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                   417 WAKARA WAY, SALT LAKE CITY, UTAH 84108
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (801) 588-6200
                   ------------------------------------------
              (Registrant's telephone number, including area code)


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


            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of SEPTEMBER 30, 1998 :


  CLASSES OF COMMON STOCK                           NUMBER OF SHARES OUTSTANDING
  -----------------------                           ----------------------------
Common Stock, $0.01 par value                                21,289,262

                                THERATECH, INC.

                               ------------------

                               INDEX TO FORM 10-Q


                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements                                                                                  Page

            Condensed Consolidated Statements of Operations  --
            Three months ended September 30, 1998 and 1997, and
            nine months ended September 30, 1998 and 1997......................................................... 3

            Condensed Consolidated Balance Sheets  --
            September 30, 1998 and December 31, 1997 ............................................................. 4

            Condensed Consolidated Statements of Cash Flows  --
            Nine months ended September 30, 1998 and 1997 ........................................................ 5

            Notes to Condensed Consolidated Financial Statements ................................................. 6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations ........................................................ 8

Item 3.     Quantitative and Qualitative Disclosure about Market Risk
            Not applicable


                                        PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K .....................................................................15


                                 THERATECH, INC.
                                -----------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                             SEPTEMBER 30,
                                                         --------------------------------          --------------------------------
                                                            1998                 1997                 1998                 1997
                                                         -----------          -----------          -----------          -----------
                                                         (UNAUDITED)          (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
Revenues:
     Research, development and licensing
         revenue under collaborative agreements          $ 8,109,782          $ 6,556,125          $20,075,044          $17,267,823
     Product sales                                         4,709,502            4,103,436           14,007,137           10,680,235
     Interest and other                                      357,279              393,562            1,080,684            1,144,406
                                                         -----------          -----------          -----------          -----------
         Total revenues                                   13,176,563           11,053,123           35,162,865           29,092,464
Costs and expenses:
     Research and development                              5,496,358            5,008,120           14,900,267           13,073,518
     Cost of products sold                                 3,241,916            2,749,597            9,467,842            7,559,779
     General and administrative                            1,956,265            1,319,738            5,496,851            3,880,957
     Interest and other                                       61,156              220,938              357,404              715,225
                                                         -----------          -----------          -----------          -----------
         Total costs and expenses                         10,755,695            9,298,393           30,222,364           25,229,479
                                                         ===========          ===========          ===========          ===========
Net income                                               $ 2,420,868          $ 1,754,730          $ 4,940,501          $ 3,862,985
                                                         ===========          ===========          ===========          ===========
Net income per share - basic                             $      0.11          $      0.08          $      0.23          $      0.19
                                                         ===========          ===========          ===========          ===========
Net income per share - diluted                           $      0.11          $      0.08          $      0.23          $      0.18
                                                         ===========          ===========          ===========          ===========


                             See accompanying notes.

                                 THERATECH, INC.
                                -----------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             SEPTEMBER 30,          DECEMBER 31,
                                                                                 1998                 1997 (1)
                                                                             ------------           ------------
                                                                             (UNAUDITED)
Current assets:
     Cash, cash equivalents and short-term investments (2)                   $ 23,223,502           $ 24,377,413
     Contracts and accounts receivable                                          6,715,111              4,847,106
     Inventories                                                                2,516,604              2,830,270
     Prepaid expenses                                                             372,529                 66,095
                                                                             ------------           ------------
         Total current assets                                                  32,827,746             32,120,884
Investments in long-term securities (2)                                         2,004,995              3,001,938
Plant and equipment:
     Plant                                                                     10,464,197              9,301,171
     Equipment                                                                 16,082,926             15,039,772
     Leasehold improvements                                                       848,883                806,740
     Construction in progress                                                   1,285,108              2,395,759
                                                                             ------------           ------------
                                                                               28,681,114             27,543,442
     Less accumulated depreciation and amortization                           (10,417,695)            (8,225,341)
                                                                             ------------           ------------
         Net plant and equipment                                               18,263,419             19,318,101
Other assets:
     Intangible assets, net                                                     7,064,153              7,115,879
     Other assets                                                                 420,906                304,008
                                                                             ------------           ------------
         Total other assets                                                     7,485,059              7,419,887
                                                                             ------------           ------------
              Total assets                                                   $ 60,581,219           $ 61,860,810
                                                                             ============           ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                                $  4,721,349           $  3,459,427
     Current portion of capital lease obligations and notes payable             1,224,281              1,397,763
     Unearned revenue                                                           1,462,052              2,553,237
                                                                             ------------           ------------
         Total current liabilities                                              7,407,682              7,410,427

Capital lease obligations and notes payable, less current portion               1,242,578              7,260,935
Other liabilities                                                               3,040,000              3,420,000
Unearned revenue                                                                  212,000                212,000

Commitments and contingencies

Stockholders' equity:
     Common stock                                                                 212,893                210,193
     Additional paid-in capital                                                71,973,368             70,840,782
     Unrealized loss on investment held as available-for-sale                    (954,546)
     Accumulated deficit                                                      (22,269,913)           (27,210,414)
     Cumulative translation adjustment                                           (282,843)              (283,113)
                                                                             ------------           ------------
         Total stockholders' equity                                            48,678,959             43,557,448
                                                                             ------------           ------------
              Total liabilities and stockholders' equity                     $ 60,581,219           $ 61,860,810
                                                                             ============           ============

                             See accompanying notes.

--------------

(1)     Derived from audited financial statements.

(2) TheraTech's total cash position as of September 30, 1998 and December 31, 1997 was $25,228,497 and $27,379,351, respectively, which includes cash, cash equivalents, and short- and long-term investments.

                                 THERATECH, INC.
                                -----------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                               -----------------------------------
                                                                                  1998                   1997
                                                                               ------------           ------------
                                                                               (UNAUDITED)            (UNAUDITED)
OPERATING ACTIVITIES:
Net income                                                                     $  4,940,501           $  3,862,985
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
     Depreciation and amortization                                                2,713,084              2,090,350
     Common stock issued for in-process technology                                  333,000
     Changes in operating assets and liabilities:
          Contracts and accounts receivable                                      (1,868,005)            (2,351,302)
          Inventories                                                               313,666                147,808
          Prepaid expenses                                                         (306,434)               111,745
          Accounts payable, accrued liabilities and other liabilities               881,922               (174,881)
          Unearned revenue                                                       (1,091,185)              (297,770)
                                                                               ------------           ------------
Net cash provided by operating activities                                         5,916,549              3,388,935

INVESTING ACTIVITIES:
Decrease (increase) in investments                                                2,491,960             (4,898,481)
Purchases of plant and equipment, net                                            (1,234,084)            (1,876,233)
Purchases of intangible assets                                                     (372,592)              (318,488)
Changes in other assets                                                            (116,898)               677,647
                                                                               ------------           ------------
Net cash provided by (used in) investing activities                                 768,386             (6,415,555)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                              802,286              1,599,861
Payments of capital lease obligations and notes payable                          (6,191,839)            (1,549,095)
                                                                               ------------           ------------
Net cash provided by (used in) financing activities                              (5,389,553)                50,766
Effect of exchange-rate changes on cash and cash equivalents                            270                 (5,791)
                                                                               ------------           ------------
Net increase (decrease) in cash and cash equivalents                              1,295,652             (2,981,645)
Cash and cash equivalents at beginning of period                                 14,979,465             19,116,991
                                                                               ------------           ------------
Cash and cash equivalents at end of period                                       16,275,117             16,135,346
Short-term investments                                                            6,948,385              9,996,368
                                                                               ------------           ------------
Cash, cash equivalents and short-term investments at end of period             $ 23,223,502           $ 26,131,714
                                                                               ============           ============


                             See accompanying notes.

                                 THERATECH, INC.
                                -----------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1998


FINANCIAL STATEMENTS

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of TheraTech, Inc. ("TheraTech" or the "Company") as of September 30, 1998 and the results of its operations and cash flows for the interim periods ended September 30, 1998 and 1997. The operating results for the interim periods are not necessarily indicative of the results for a full year. For further discussion of TheraTech's accounting policies, refer to the Company's audited financial statements for the year ended December 31, 1997.

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

During the three months ended September 30, 1998 and 1997, total comprehensive income amounted to $1,498,636 and $1,725,171, respectively. During the nine months ended September 30, 1998 and 1997, total comprehensive income amounted to $3,986,225 and $3,857,194, respectively.

NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                                    Three Months Ended September 30,           Nine Months Ended September 30,
                                                   ----------------------------------          --------------------------------
                                                        1998                 1997                 1998                 1997
                                                   -------------          -----------          -----------          -----------
Numerator:
   Net income -- Numerator for basic
      and diluted net income per share             $   2,420,868          $ 1,754,730          $ 4,940,501          $ 3,862,985
                                                   =============          ===========          ===========          ===========

Denominator:
   Denominator for basic net income per
      share-- weighted-average shares                 21,273,541           20,869,759           21,190,170           20,713,802
   Effect of dilutive securities:
      Stock options                                      484,851              850,402              535,814              906,850
                                                   -------------          -----------          -----------          -----------
   Denominator for diluted net income per
      share -- adjusted weighted-average
      shares and assumed conversions                  21,758,392           21,720,161           21,725,984           21,620,652
                                                   =============          ===========          ===========          ===========
Net income per share-- basic                       $        0.11          $      0.08          $      0.23          $      0.19
                                                   =============          ===========          ===========          ===========
Net income per share-- diluted                     $        0.11          $      0.08          $      0.23          $      0.18
                                                   =============          ===========          ===========          ===========

                                 THERATECH, INC.
                                -----------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1998
                                   (Continued)

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the 1998 presentation. Licensing revenues, previously reported as a separate component of revenue, have been included with research and development revenues.

INVENTORIES

At September 30, 1998, inventories are stated at the lower of cost or market and consist of the following:

Raw materials            $2,161,333
Work in process             279,600
Finished goods               75,671
                         ----------
                         $2,516,604
                         ==========

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

                                 THERATECH, INC.
                                -----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT DEVELOPMENT

On October 25, 1998, TheraTech Inc. announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement") with Watson Pharmaceuticals, Inc. ("Watson") and Jazz Merger Corp., a wholly-owned subsidiary of Watson ("Watson Sub"). Pursuant to the Merger Agreement, (i) Watson Sub will be merged with and into TheraTech and TheraTech will become a wholly-owned subsidiary of Watson and (ii) each outstanding share of TheraTech common stock will be converted into the right to receive shares of common stock of Watson in accordance with the following (the "Exchange Ratio"): Twelve (12) divided by the average daily closing price of a share of Watson common stock as reported on the NYSE and as reported in the Wall Street Journal for the ten consecutive trading days ending on the second trading day immediately preceding the Closing Date, provided however, that the Exchange Ratio shall not be greater than 0.29589 nor less than 0.26630. The transaction, which is subject to TheraTech stockholder approval and other customary closing conditions, is expected to close in the first quarter of 1999. Watson intends to account for the transaction as a "pooling-of-interests" and anticipates it should qualify as a tax-free exchange. A copy of the Merger Agreement and the related press release is attached as an exhibit to the report on Form 8-K filed with the Securities and Exchange Commission on October 28, 1998.

GENERAL

Since its inception in January 1985, TheraTech has devoted substantially all of its resources to drug delivery research and development programs. TheraTech develops advanced, controlled release pharmaceutical and other products which deliver drugs locally and into the bloodstream through the skin, oral cavity, lungs, gastrointestinal tract, and by other means. TheraTech's product development activities have been conducted independently or pursuant to collaborative research and development agreements generally with pharmaceutical companies. For independently developed products, TheraTech has entered into licensing, marketing and distribution agreements with pharmaceutical and other companies to market TheraTech manufactured products, or has transferred the technology to other companies. TheraTech continues to devote substantial resources to the development of drug delivery technologies and product development programs. Recently, TheraTech has begun to co-promote its Androderm product in the United States with its Collaborative Partner, SmithKline Beecham.

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

            PRODUCT                 TARGETED        MARKETING AND APPROVAL STATUS                  PARTNERS AND
          DESCRIPTION              INDICATION                                                     TERRITORIES
   --------------------------   ------------------  ------------------------------  -------------------------------------------
   ANDRODERM(R)                 Male Hypogonadism   Launched in: U.S., U.K.,        SMITHKLINE BEECHAM (U.S., Canada, Ireland
   2.5 and 5 mg/day                                 Ireland, Denmark, Finland,      and U.K.); CEPA (Spain); LABORTERAPIA
   (Testosterone --                                 Germany, Norway, Sweden and     (Portugal); ASTRA (Scandinavia, Austria,
   Transdermal Liquid                               So. Korea.                      Germany and Switzerland); SCHWARZ PHARMA
   Reservoir System ("LRS"))                        Approved in: certain            (Italy, France, Benelux countries and
                                                    European countries,             certain Eastern European countries);
                                                    Australia, Mexico and           WYETH-AYERST (Mexico, Central and South
                                                    certain countries in Central    America); SAMYANG (So. Korea)
                                                    and South America.
   --------------------------  ------------------   ------------------------------  -------------------------------------------
   ALORA(R)                    Female HRT           Launched in U.S.                PROCTER & GAMBLE (Worldwide, except
   .05, .075 and .1mg/day      Osteoporosis         Approved in Canada and the      in certain Asian countries);
   (Estradiol -- Transdermal                        U.K.                            SAMYANG (So. Korea)
   Matrix ("MTX"))
   --------------------------  ------------------   ------------------------------  -------------------------------------------
   FACE LIFT(TM)               Wrinkle Reduction    Launched in U.S.                UNIVERSITY MEDICAL (Worldwide)
   (Cosmetic -- MTX Patch)
   --------------------------  ------------------   ------------------------------  -------------------------------------------
   NITROGLYCERIN               Angina Pectoris      Launched in: France, Greece,    LAVIPHARM (Worldwide, except So.
   .2, .4 and .6mg/hr                               Holland and Italy.              Korea); SUB DISTRIBUTORS:
   (Transdermal MTX)                                                                LAVIPHARM/SYNTHELABO (Greece);
                                                                                    WYETH-LEDERLE (Belgium); NOVARTIS and
                                                                                    KNOLL (Italy); SYNTHELABO (France,
                                                                                    Spain, and Portugal); BRISTOL MYERS
                                                                                    SQUIBB (Switzerland); LOREX
                                                                                    SYNTHELABO (The Netherlands); SAMYANG
                                                                                    (So. Korea)

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

                                 THERATECH, INC.
                                -----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


The Company's anti-wrinkle cosmetic product line, being supplied through Natrapac, Inc. ("Natrapac"), TheraTech's wholly-owned consumer products subsidiary, has been expanded to include a hand and forehead patch in addition to the eye and mouth patch. Natrapac has granted a non-exclusive worldwide marketing license for these anti-wrinkle dermal patches to University Medical Products, USA, Inc. ("University Medical"). University Medical launched its first Natrapac product in the United States in January 1998. The product, marketed under the trade name Face Lift(TM) - Vitamin C Anti-Wrinkle Patch(TM), is a cosmetic product containing anti-oxidants for treatment of fine wrinkles around the eyes and mouth and uses TheraTech's MTX technology. The new hand and forehead product incorporates the same technology as the eye and mouth patch.

To date, the Company's product sales, operating results and assets associated with operations outside the United States have not been a significant portion of the Company's consolidated business. The Company's export sales, however, continue to increase given the expanded sales of the Company's products in various foreign markets.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the 1998 presentation. Licensing revenues, previously reported as a separate component of revenue, have been included with research and development revenues.

RESULTS OF OPERATIONS

For the three months ended September 30, 1998, TheraTech had net income of $2,421,000 equal to $0.11 per share. This compares to net income of $1,755,000, or $0.08 per share during the three months ended September 30, 1997. The Company had total revenues of $13,177,000 for the three months ended September 30, 1998 compared to $11,053,000 for the respective period in 1997.

For the nine months ended September 30, 1998, TheraTech had net income of $4,941,000 or $0.23 per share. This compares to net income of $3,863,000, or $0.18 per share for the corresponding period in 1997. Total revenues year-to-date were $35,163,000 compared to $29,092,000 for the corresponding period in 1997.

RESEARCH, DEVELOPMENT AND LICENSING REVENUES were $8,110,000 and $6,556,000 for the three months ended September 30, 1998 and 1997, respectively. During the 1998 quarter, TheraTech earned revenues for: (i) achieving milestones associated with the female testosterone transdermal product with Procter & Gamble Pharmaceuticals, Inc. ("Procter & Gamble"), licensing and cost reimbursements for development activities on this product; (ii) Phase III clinical and development activities on the estradiol/progestin combination product for Procter & Gamble; (iii) product improvements and on-going stability studies on the Alora product with Procter & Gamble; (iv) Oral Transmucosal ("OTM") development activities on the new proprietary pain medication for Astra; (v) preclinical research and development activities on the nicotine lozenge for SmithKline Beecham Consumer Healthcare; and (vi) other development programs with Collaborative Partners.

During the 1997 quarter, TheraTech earned a majority of its revenues from its collaborative development programs involving the estradiol/progestin combination product, the OTM delivery technology, the Androderm 5 mg product, Alora and other product development programs.

                                 THERATECH, INC.
                                -----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


For the nine months ended September 30, 1998 and 1997, research and development revenues were $20,075,000 and $17,268,000, respectively. During the nine months ended September 30, 1998, TheraTech earned revenues for: (i) Phase II clinical and development activities on the female testosterone transdermal product with Procter & Gamble, which included milestone payments and cost reimbursements;
(ii) Phase III development activities on the estradiol/progestin combination product for Procter & Gamble; (iii) preclinical research and development activities on the nicotine lozenge product under collaboration with SmithKline Beecham Consumer Healthcare, which included milestone payments and cost reimbursements; (iv) cost reimbursements for the OTM development activities on the new proprietary pain medication for Astra and a licensing milestone under a new territory testosterone licensing agreement also with Astra; (v) product improvements and on-going stability studies on the Alora product with Procter & Gamble; (vi) a licensing fee upon entering into an agreement with Palatin Technologies, Inc. to develop OTM delivery systems for several peptide products;
(vii) preclinical research and development activities on the OTM delivery technology with Eli Lilly and Company ("Lilly"); and (viii) other development programs with Collaborative Partners. Milestone and licensing payments received from Procter & Gamble are the primary reason for the increase in research and development revenues in the 1998 periods.

During the nine months ended September 30, 1997, TheraTech earned revenues from the following: (i) Phase III product development activities on the estradiol/progestin combination product for Procter & Gamble; (ii) technical support for the Alora market launch, continuing estradiol development activities necessary for foreign regulatory approval, along with stability studies and clinical trials associated with the estradiol program; (iii) preclinical research and development activities on the OTM delivery technology with Lilly, which also included a milestone payment and cost reimbursements; (iv) development activities on the 5 mg testosterone product for SmithKline Beecham and Wyeth-Ayerst; and (v) other collaborative research, development and licensing activities.

PRODUCT SALES for the three months ended September 30, 1998 were $4,710,000 compared to $4,103,000 for the 1997 quarter. During the 1998 quarter, TheraTech shipped quantities of the 2.5 mg Androderm to Astra for the commercial launch of this product in Germany, which occurred in early July 1998. Product sales in the quarter also included shipments of Androderm to SmithKline Beecham, shipments of Alora to Procter & Gamble; and sales of the nitroglycerin product in certain European countries reported by Lavipharm.

Product sales in the 1997 quarter consisted primarily of the testosterone transdermal system for men along with revenues from Alora and sales of the nitroglycerin product reported by Lavipharm.

Product sales for the nine months ended September 30, 1998 were $14,007,000 compared to $10,680,000 during the corresponding period in 1997. Product sales in the 1998 period consisted primarily of Androderm, including initial supplies of a new "toned" patch and launch quantities of Androderm for the German market. Product sales also included shipments of Face Lift and Alora, along with sales of nitroglycerin. In the 1997 period, product sales consisted primarily of the launch quantities of Alora, along with Androderm (which included the initial supplies of the 5 mg system) and nitroglycerin.

INTEREST AND OTHER REVENUES were $357,000 and $394,000 for the three months ended September 30, 1998 and 1997, respectively, and consisted primarily of interest income of $311,000 and $378,000, respectively. In April 1998, TheraTech paid $5,244,000 to retire the note payable which financed its commercial manufacturing facility. As a result of lower average balances in cash, cash equivalents and investments, interest income during the 1998 quarter decreased when compared to the 1997 quarter.

Interest and other revenues for the nine months ended September 30, 1998 and 1997 were $1,081,000 and $1,144,000, respectively, and primarily consisted of interest income totaling $998,000 and $1,070,000, respectively. Other revenues in the 1998 period consisted primarily of an insurance claim for water damage to inventory, discounts taken on accounts payable, a gain on the sale of an asset and refunds of property taxes and insurance premiums paid in prior years. The 1997 period consisted primarily of intermediate materials sold to Collaborative Partners.

                                 THERATECH, INC.
                                -----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



RESEARCH AND DEVELOPMENT EXPENSES for the three months ended September 30, 1998 and 1997 were $5,496,000 and $5,008,000, respectively. Research and development expenses for the nine months ended September 30, 1998 and 1997 were $14,900,000 and $13,074,000, respectively. During the 1998 quarter, TheraTech filed, and the FDA accepted, an Investigational New Drug application for initiation of clinical trials on a new topical patch for the treatment of onychomycosis.

Research and development activities conducted during the quarter ended September 30, 1998 were generally a continuation of on-going programs. Research and development programs during the 1998 period included the following: (i) Phase II clinical trials and development activities on the female testosterone transdermal product; (ii) Phase III product development activities on the estradiol/progestin combination product; (iii) preclinical research and development activities on the OTM drug delivery technology, including preclinical trials with a fentanyl tablet to treat breakthrough cancer pain as well as other analgesic and antiemetic compounds; (iv) development activities on the inhalation drug delivery technology; (v) continuing support of the Alora product, including on-going stability studies and product improvements; (vi) development activities for oxybutynin Phase II trials in the United States and development activities to support the initiation of Meiji Milk Products Co. ("Meiji") oxybutynin Phase II trials in Japan; (vii) research on a cell targeted drug delivery program using drug conjugates to selectively target certain diseased cells; and (viii) various other collaboratively and independently developed products and technologies. The increase in research and development expenses resulted primarily from commercial scale up activities on the estradiol/progestin combination product, the completion of a milestone event involving the dry powder inhaler technology, and a licensing agreement to develop and use a material in TheraTech's manufacturing process.

Research and development programs during the 1997 period included the following:
(i) estradiol/progestin combination product development activities, including certain Phase III clinical costs; (ii) preclinical research and development activities on the pulmonary drug delivery technology; (iii) continuing estradiol development activities necessary for foreign regulatory approval, along with stability studies and clinical costs associated with the program; (iv) preclinical research and development activities on the OTM drug delivery technology; (v) Androderm 5 mg development and commercialization activities including interactions with the FDA; (vi) Phase II clinical and development activities for the female testosterone transdermal product; (vii) activities for oxybutynin Phase II trials in the United States and Phase I development activities for the Meiji oxybutynin product; (viii) Phase I development activities for the nicotine oral lozenge product; and (ix) various other collaboratively and independently developed products and technologies.

COST OF PRODUCTS SOLD for the three months ended September 30, 1998 were $3,242,000, compared to $2,750,000 for the 1997 quarter. Cost of products sold for the nine months ended September 30, 1998 were $9,468,000, compared to $7,560,000 for the 1997 period. These include direct and indirect manufacturing costs attributable: (i) in the 1998 periods primarily to the production of Androderm, including initial supplies of the new "toned" patch and launch quantities for the German market, along with the production of Face Lift and Alora; and (ii) in the 1997 periods primarily to the launch quantities of Alora, along with Androderm which included the initial supplies of the 5 mg system. Gross margin on products sold was 31 percent for the 1998 quarter, compared to 33 percent in the 1997 quarter; and improved to 32 percent in the 1998 year-to-date period, compared to 29 percent in the corresponding 1997 period. The increase in gross margin in the 1998 year-to-date period, when compared with the corresponding 1997 period, is primarily due to efficiencies realized from increased production volumes and the mix of products being produced and shipped. TheraTech anticipates fluctuations in its gross margin depending on the timing, mix and volume of products sold to Collaborative Partners.

GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended September 30, 1998 and 1997 were $1,956,000 and $1,320,000, respectively. For the nine months ended September 30, 1998 and 1997, general and administrative expenses were $5,497,000 and $3,881,000, respectively. The increase in expenses, in both the quarter and year-to-date periods, is primarily due to legal fees associated with corporate development activities, the addition of marketing and sales personnel, costs associated with establishing a contract sales organization for the co-promotion of Androderm in the United States, and the amortization of marketing rights costs.

                                 THERATECH, INC.
                                -----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


INTEREST AND OTHER EXPENSES for the three months ended September 30, 1998 and 1997 were $61,000 and $221,000, respectively, and consisted primarily of interest expense. In April 1998, TheraTech retired the note payable which financed its commercial manufacturing facility. As a result, interest expense in the current period decreased in comparison to the prior period. The Company incurred interest expense of $61,000 and $217,000 for the three months ended September 30, 1998 and 1997, respectively.

Interest and other expenses for the nine months ended September 30, 1998 and 1997 were $357,000 and $715,000, respectively, which consisted primarily of interest expense totaling $345,000 and $681,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, TheraTech has funded its operations primarily through equity and debt financing, collaborative research and development agreements, product sales, licensing fees and other revenues. As of September 30, 1998 and December 31, 1997, TheraTech had cash, cash equivalents and investments totaling $25,228,000 and $27,379,000, respectively. This decrease was primarily the result of cash used to retire the note payable which financed TheraTech's commercial manufacturing facility, along with cash used in investing activities (when adjusted for the decrease in short-term investments), partially offset with cash provided by operating activities as reflected in the Condensed Consolidated Statements of Cash Flows.

Net cash provided by operating activities for the nine months ended September 30, 1998 was $5,917,000 compared to $3,389,000 for the nine months ended September 30, 1997. Cash provided in the 1998 period was primarily a result of net income, along with non-cash adjustments for depreciation and amortization and common stock issued for a milestone payment due on the purchase of in-process pulmonary technology, partially offset by increases in contracts and accounts receivable, and a decrease in unearned revenue.

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

The Company's investing activities during the nine months ended September 30, 1998 provided $768,000 compared to net cash used of $6,416,000 for the 1997 period. In July 1998, TheraTech made an equity investment in Palatin Technologies, Inc. ("Palatin") in connection with a license and development agreement with Palatin. However, cash provided in the 1998 period was primarily from the net maturity and sales of short-term investments. Cash used in the 1997 period was primarily for the net purchase of short-term investments. TheraTech evaluates its total cash position by including all its investments. If the net effect of cash used for the purchase and sales of investments were removed, investing activities would have used $1,724,000 in the 1998 period and $1,517,000 in the 1997 period. After this adjustment, the use of cash in the 1998 period reflects primarily the purchase of equipment and the costs to obtain patents. The Company also placed into service additional production space within its commercial manufacturing facility. Cash used in the 1997 period reflects primarily the purchase of equipment and the costs to obtain patents, partially offset by the release of $750,000 previously restricted as part of a financing agreement covenant.

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

                                 THERATECH, INC.
                                -----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Net cash used in financing activities for the nine months ended September 30, 1998 was $5,390,000 compared to cash provided of $51,000 for the nine months ended September 30, 1997. Cash used in the 1998 period primarily reflects the $5,244,000 payment to retire the note payable which financed TheraTech's commercial manufacturing facility, partially offset by proceeds from the issuance of stock in the employee stock purchase plan and the employee stock option plan. Cash provided in the 1997 period was primarily proceeds from the issuance of stock in the employee stock purchase plan and the employee stock option plan, largely offset by payments on notes payable and capital lease obligations.

Based upon current expectations of operations and capital expenditures for 1998, the Company anticipates that its available cash, cash equivalents and investments plus anticipated revenues from collaborative agreements, product licensing and sales, interest income and bank financing should be sufficient to fund its current capital requirements and operating activities.

YEAR 2000 ISSUE

The Company has determined that it will need to modify or replace certain portions of its software to enable its computer systems to function properly with respect to dates in the year 2000 and beyond. Significant portions of the Company's financial reporting systems have already been modified to address the year 2000 issue. The Company also has initiated discussions with its large customers, significant suppliers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems.

The Company's Year 2000 initiative is being managed by a team of internal staff and outside consultants. The team's activities are designed to ensure that there are no adverse effects on the Company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported. The Company is well underway with these efforts, which are scheduled to be completed in mid-1999. While the Company believes that its planning efforts are adequate to address its Year 2000 concerns and that expenditures associated with Year 2000 compliance will not have a material impact on anticipated earnings in 1998 or 1999, there can be no assurance that unexpected difficulties will not arise or prevent TheraTech's and other companies' systems from being converted on a timely basis or that such expenditures will not have a material adverse effect on the Company's business, financial condition or results of operations.

                                 THERATECH, INC.
                                -----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


RISK FACTORS AFFECTING EARNINGS AND STOCK PRICE

The statements contained in this Report on SEC Form 10-Q that are not purely historical are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward looking statements involve various risks and uncertainties. Forward looking statements contained in this Report include statements regarding the proposed acquisition of the Company by Watson, the Company's future product development and commercialization, product regulatory approval, operating cash flow and the Company's liquidity for the future. Such forward looking statements are included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this Report are made as of the date hereof, based on information available to TheraTech as of such date, and TheraTech assumes no obligation to update any forward looking statement. It is important to note that such statements may not prove to be accurate, and that the Company's actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially with respect to the proposed acquisition by Watson include the uncertainties and closing conditions generally associated with the consummation of a transaction of the type contemplated by the Watson acquisition. Other factors that could cause actual results to differ materially are those described under the heading "Risk Factors" and elsewhere in the Company's Report on Form 10-K including, without limitation, the following: the need to continually develop and commercialize new products; the expensive, time consuming and uncertain FDA and foreign government approval processes; dependence on third-party marketing efforts; uncertainty regarding TheraTech's product development, commercialization opportunities and market acceptance; competitive and technological factors such as new product or technology introductions by rival manufacturers and price pressures; dependence on sole source suppliers; limited history of large-scale manufacturing of newly approved products; and exposure to product liability and infringement suits.


                           PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

(a)         Exhibits:

            27.1 Financial Data Schedule for the nine months ended September 30,
                 1998.

            27.2 Restated Financial Data Schedule for the nine months ended
                 September 30, 1997.

(b) No reports were filed on Form 8-K during the quarter. However, on October 28, 1998, TheraTech filed a report on From 8-K with the Securities and Exchange Commission to disclose an Agreement and Plan of Merger which TheraTech entered into with Watson Pharmaceuticals, Inc.

                                 THERATECH, INC.
                                -----------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      THERATECH, INC.
                                                     ---------------------------
                                                      (Registrant)





Date:  October 29, 1998                         By:   DINESH C. PATEL
                                                     ---------------------------
                                                      Dinesh C. Patel, Ph.D.
                                                      Chairman, President and
                                                      Chief Executive Officer




Date: October 29, 1998                          By:   ALEXANDER L. SEARL
                                                     ---------------------------
                                                      Alexander L. Searl
                                                      Senior Vice President and
                                                      Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
  No.                             Description
-------                           -----------

 27.1     Financial Data Schedule for the nine months ended September 30, 1998.

 27.2 Restated Financial Data Schedule for the nine months ended September 30, 1997.