Form 10-Q/A
period 1998-09-30
THERATECH INC /DE/
filed 1998-11-12
CIK 885015

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                  AMENDMENT 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended SEPTEMBER 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________


Commission File Number:     0-20063

                                 THERATECH, INC.
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               87-0420511
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                   417 WAKARA WAY, SALT LAKE CITY, UTAH 84108
   ---------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (801) 588-6200
          -----------------------------------------------------------
              (Registrant's telephone number, including area code)


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  X    NO
                                      ___      ___

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of SEPTEMBER 30, 1998 :


   CLASSES OF COMMON STOCK                          NUMBER OF SHARES OUTSTANDING
-----------------------------                       ----------------------------
Common Stock, $0.01 par value                                 21,289,262

                                 THERATECH, INC.
                                 --------------


The undersigned registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the period ended September 30, 1998, as set forth in the pages attached hereto.


                           PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits:

           10.28    Employment Agreement effective May 1, 1998 between TheraTech,
                    Inc. and Dinesh C. Patel, Chairman, President and Chief
                    Executive Officer.

           10.29    Employment Agreement effective May 1, 1998 between TheraTech,
                    Inc. and Charles D. Ebert, Senior Vice President.

           10.30    Employment Agreement effective May 1, 1998 between TheraTech,
                    Inc. and Alexander L. Searl, Senior Vice President and Chief
                    Financial Officer.

           27.1     Financial Data Schedule for the nine months ended September
                    30, 1998 (previously filed).

           27.2     Restated Financial Data Schedule for the nine months ended
                    September 30, 1997 (previously filed).

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


                                                      THERATECH, INC.
                                                   -----------------------------
                                                      (Registrant)





Date: November 6, 1998                      By:       DINESH C. PATEL
                                                   -----------------------------
                                                      Dinesh C. Patel, Ph.D.
                                                      Chairman, President and
                                                      Chief Executive Officer




Date: November 6, 1998                      By:       ALEXANDER L. SEARL
                                                   -----------------------------
                                                      Alexander L. Searl
                                                      Senior Vice President and
                                                      Chief Financial Officer

                                INDEX TO EXHIBITS


Number                              Exhibits
------                              --------

10.28    Employment Agreement effective May 1, 1998 between TheraTech, Inc. and
         Dinesh C. Patel, Chairman, President and Chief Executive Officer.

10.29    Employment Agreement effective May 1, 1998 between TheraTech, Inc. and
         Charles D. Ebert, Senior Vice President.

10.30    Employment Agreement effective May 1, 1998 between TheraTech, Inc. and
         Alexander L. Searl, Senior Vice President and Chief Financial Officer.

27.1     Financial Data Schedule for the nine months ended September 30, 1998
         (previously filed).

27.2     Restated Financial Data Schedule for the nine months ended September
         30, 1997 (previously filed).
